Form 10-K
period 1996-12-31
ZIMMERMAN SIGN CO
filed 1997-03-31
CIK 1027138

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                        COMMISSION FILE NUMBER 0-21737


                             ZIMMERMAN SIGN COMPANY
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


        TEXAS                                            75-0864498
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

9846 HIGHWAY 31 EAST, TYLER, TEXAS                         75705
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

                                 903-535-7400
                              ------------------
                              (Telephone Number)

Securities registered pursuant to Section 12 (b) of the Act:
                                      NONE
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE
--------------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.      Yes  X    No
                                                       -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     1,854,692 shares of common stock were outstanding as of March 17, 1997.

     The aggregate market value of the common stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of such stock as of March 17, 1997 was $2,335,968.

     The Exhibit Index is located on page 33 of this filing.

Documents Incorporated by Reference. Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled for June 19, 1997 are incorporated by reference into Part III of this filing.

                                     PART I

ITEM 1.  BUSINESS

                                    BUSINESS

GENERAL

  Zimmerman Sign Company (hereinafter, "Zimmerman" or the "Company") operates as a leading manufacturer of site identification products with a primary focus on serving large, national and regional retailers. From its plant locations in Texas, Zimmerman manufactures and sells a variety of signage products which range from large highway-located site identification signs to medium-sized brand and product identification signs and building fascia, and smaller signs for automatic teller machines, gasoline pump toppers, and other specialty purposes. Zimmerman also provides installation services. A majority of Zimmerman's revenue is derived from sales to customers in the petroleum marketing industry. Zimmerman also supplies customers in other industries of which the automotive, financial services, and convenience store industry groupings are the most significant.

  Zimmerman's typical customer is a United States based retailer which operates at least several hundred branded locations; many customers have company-owned and/or independently-owned facilities numbering in the several thousands. In addition to new store openings, demand for Zimmerman's products and services is driven by same store maintenance, obsolescence, facilities upgrading, and brand expansion. Most of Zimmerman's sales have been to United States based customers; however, Zimmerman has sold product to and managed installation for international customers.

  Zimmerman's principal manufactured product is an exterior site and/or brand identification sign which is double-faced, pole-mounted, and interior illuminated. In addition, Zimmerman provides a full complement of related services, including graphics design, production engineering, expedited manufacturing and delivery, installation management and maintenance.

  Zimmerman is a Texas based company with corporate headquarters in Tyler, production facilities in Longview and Jacksonville, and a small office in Dallas. Zimmerman began business as a partnership in 1901, was incorporated in Texas in 1953, and has operated under its current name, Zimmerman Sign Company, since 1987. The Company was a subsidiary of Independence Holding Company from April, 1982 until December 31, 1996 at which time it became a public company through Independence Holding Company's distribution of its ownership of Zimmerman to Independence Holding Company's shareholders.


PRODUCTS AND SERVICES

  Zimmerman's products include exterior illuminated signs, which vary from high-rise site identification signs (100-250 square feet) to medium-sized, on-site identification signs (40-100 square feet), as well as specialty products such as building fascia, building mounted letters, gasoline pump toppers and spandrels, and automatic teller machine signage. Zimmerman also produces steel poles for certain of its sign products. Typically, Zimmerman's products carry underlying warranties from paint, plastic and electrical component manufacturers together with a Zimmerman one-year warranty covering workmanship defects. Zimmerman has not experienced any material expense as a result of warranty claims.

  Zimmerman provides design, engineering, and prototype development services, as well as site survey and installation management services.

  The Company carries product liability insurance and has not experienced any material product liability claims.


INDUSTRY OVERVIEW

  The United States sign and related products industry is large and highly fragmented, consisting of over 4,000 participants. Management believes that, depending on the amount of point of purchase product display and point of purchase signage included, market size ranges from $4.0 billion to $6.0 billion in sales per annum.

  Zimmerman's management believes that its target market, which consists of large national retailers requiring either long run or short run production quantity signage, generates sales of approximately $1.0 billion annually. In addition, Zimmerman pursues special re-identification projects driven by one-time corporate name changes; this business is often caused by an acquisition or consolidation, involves very short lead times, and requires high volume production sign applications.

  In the high unit volume production market, customers generally demand several hundred or more identical units annually. The Company's target market retailing organizations also have custom production signage requirements which normally entail delivery of much lower quantities of a specific sign product over a given year, sometimes as low as five to ten units. Specifications governing graphics and engineering consistency are equally demanding in both the high unit volume production and the lower unit volume custom-production markets. Most of Zimmerman's customers have annual site identification requirements that span both market components.


COMPETITION

  In serving the above markets, Zimmerman frequently competes with (compared on the basis of estimated annual net sales) approximately four larger firms, two to three firms of about the same size and approximately ten smaller firms. In general, these competitors and Zimmerman are the only domestic sign manufacturers that have the capacity or manufacturing applications to satisfy the structural or graphics consistency demanded by production quantity sign users. Zimmerman's principal competitors are Acme Wiley Corporation, Collins Sign Company, Inc., Cummings Incorporated, Dualite, Inc., Everbrite, Inc., Federal Sign Company, Milwaukee Sign Company, Inc., Mulholland Harper Co., Plasti-Line, Inc. and Young Electric Sign Company. Zimmerman's competitors for the business of large, national and regional retailing organizations have estimated annual sales up to $140 million, and some have greater financial and manufacturing resources than Zimmerman. However, Zimmerman believes that its products, contracts, terms, and warranty are consistent with those standard in the industry and that it has the ability and resources to compete effectively and expand in its markets. Management of Zimmerman believes that sales growth will result from a combination of market expansion, new customers and extension of product lines.


CUSTOMERS

  In order to evaluate marketing effectiveness, customer service requirements, and monitor other internal results, Zimmerman tracks its customers by industry groupings. These industry groupings include petroleum retailers, automobile manufacturers, convenience stores and financial services organizations. In 1996, the petroleum retailing industry constituted the Company's single largest industry grouping, as it has for many years.

  As a general rule, the Company's petroleum customers primarily rely on the Company for product engineering, product production and delivery services. Sign installation and maintenance services are most often provided by independent contractors selected by the customer. Despite this general rule, the Company does provide significant installation services to some of its petroleum customers. Zimmerman believes its non-petroleum customers outsource more of their facilities identification requirements than its petroleum customers and, therefore, rely upon Zimmerman to manage sign installation through subcontractors employed by Zimmerman.


PRINCIPAL CUSTOMERS

  In 1996, the Company had one petroleum industry customer, Citgo, which accounted for approximately 22% of net sales. The Company has provided sign products to this customer since the 1970's and believes that, in all material respects, it is the customer's sole sign supplier. Although no other major customer accounted for more than 10% of sales in 1996, sales to two customers accounted for 10% and 9% of net sales, respectively. These customers are a petroleum retailer and an automotive company.

  The Company contracts with its major customers under a variety of arrangements which range from one to three year contracts. Most contracts have thirty day cancellation provisions.


MARKETING

  Zimmerman sells its products and services to large national and regional retailers through its five person direct sales force. When appropriate, Zimmerman's design, engineering, and prototyping services are utilized to support sales and marketing efforts. Zimmerman believes that its customers purchase Zimmerman's products and services on the basis of competitive pricing, product quality, delivery schedules, and support services.

MANUFACTURING

  Zimmerman's manufacturing operations generally involve metal working, plastic screening and molding, and electrical component installation and sign assembly. Primary processes include metal cutting, bending, and welding. Plastic face fabrication operations incorporate distortion screening of sign graphics onto sheet plastic and vacuum molding of prescreened sign faces. Electrical components are installed during sign assembly.


MATERIALS

  The principal materials utilized in Zimmerman's manufacturing operations are aluminum, plastic, steel, and electrical components. Most plastic and aluminum components are customer specific. As a result, the majority of Zimmerman's inventory purchases are made in conjunction with firm purchase orders from its customers. Zimmerman believes that its sources of supply and the availability of raw materials are adequate.


RESEARCH AND DEVELOPMENT

  Sign advancements are made at each of Zimmerman's plants. Product development and improvement involves periodic experimental work with new paints, painting applications, plastics and composites, and electrical apparatuses. Typically, product advancements entailing more than engineering or structural improvements are made in a coordinated effort among the raw material producer, Zimmerman and the end user. Historically, amounts spent by Zimmerman on product development which have not been charged directly to the customer have been immaterial.


EMPLOYEES

  Zimmerman had, on average, 440 employees during 1996 of which 338 employees were covered under collective bargaining agreements.


BACKLOG

  As of December 31, 1996, Zimmerman's backlog of unshipped orders totaled $20.7 million compared to $24.1 million as of December 31, 1995. Customer commitments to order signs for shipment under blanket orders constitute a major component of Zimmerman's backlog. Generally, management anticipates all backlog will be shipped within twelve months. Zimmerman's customers typically place orders for very large dollar amounts; therefore, backlog statistics can change significantly within short periods of time. This fact, coupled with project scheduling changes, decreases the reliability of backlog as a business indicator.


SEASONALITY

  Seasonal influences tend to negatively impact Zimmerman's sales in the first and last quarter of the calendar year. Zimmerman ships its product nationally and adverse weather typically impedes outside sign installation in the first quarter. Adverse weather conditions and holidays often negatively impact fourth quarter shipments, particularly in the month of December. Normal seasonal trends in Zimmerman's business are sometimes offset, however, by large, special projects involving corporate identification and/or brand name changes.


EXECUTIVE OFFICERS OF THE COMPANY

  The following table sets forth information relating to the executive officers of the Company.


Name                     Age       Position
----                     ---       --------

David E. Anderson        52        Chairman and Director

Tom E. Boner             58        President, Treasurer and Director

Michael W. Coppinger     50        Vice President - Sales

John T. Griggs           39        Vice President - Manufacturing

Jeffrey P. Johnson       35        Vice President, Chief Financial Officer and
                                   Secretary

Michael St. Onge         50        Vice President - Customer Service


  David E. Anderson has been Chairman of Zimmerman since November 1996 and a Director since 1982. Mr. Anderson was Chairman of Zimmerman Holdings, Inc. (formerly the immediate parent company of Zimmerman) for more than five years prior to November 1996. From 1981 until 1986, he was Executive Vice President and a Director of Independence Holding Company. Previously, Mr. Anderson was a Vice President of The Dyson-Kissner-Moran Corporation and a Vice President of Continental Illinois National Bank and Trust Company of Chicago.

  Tom E. Boner has been President, Treasurer and a Director of Zimmerman since 1984, having joined Zimmerman in 1981 as Director of Sales and Marketing. Mr. Boner has over 25 years of experience in the sign industry. From 1970 to 1975, he was in sales with American Sign and Indicator, and from 1976 until 1981, was with American Bank Equipment Company. Mr. Boner served as a Director of the International Sign Association from 1986 until 1995 and was Chairman thereof in 1993.

  Michael W. Coppinger has been Vice-President-Sales of Zimmerman since 1987, having joined Zimmerman in 1982 as a Regional Sales Manager. From 1973 to 1981, he was with State Sign of Houston as a sales representative and was a Branch Manger for Bajon Sign of Corpus Christi from 1981 to 1982.

  John T. Griggs has been Vice President-Manufacturing of Zimmerman since 1987. Previously, he was a National Sales Manager for Tenncon, Inc. and held manufacturing and inventory management positions with Aladdin Industries.

  Jeffrey P. Johnson has been Vice President and Chief Financial Officer of Zimmerman since 1990 and Secretary of Zimmerman since December 1996. He joined Zimmerman in 1985 as Controller. Previously, Mr. Johnson was employed with Price Waterhouse. Mr. Johnson is a CPA and a member of the AICPA and the Texas Society of CPAs. He is a Director of the Texas Sign Manufacturers Association and a Director of the Southwest Sign Council of the International Sign Association.

  Michael F. St. Onge has been Vice President-Customer Service of Zimmerman since January 1996. Mr. St. Onge has had 18 years of sign industry experience. Mr. St. Onge was with Jim Pattison Sign Group's Pacific Northwest Region for more than five years prior to joining Zimmerman serving most recently as Executive Vice President and General Manager. He is a past Chairman of the International Sign Association.


ENVIRONMENTAL MATTERS

  Compliance with Federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, nor is it expected to have, a material effect upon Zimmerman's capital expenditures, earnings or competitive position.


ITEM 2.  PROPERTIES

  The following table sets forth certain information with respect to Zimmerman's properties, all of which are located in Texas.


Location         Function                    Square Feet      Owned or Leased
--------         --------                    -----------      ---------------

Jacksonville     Sign manufacturing            102,000            Leased
                 Pole manufacturing             10,000            Owned

Longview         Sign manufacturing             75,000            Owned

Tyler            Corporate Headquarters
                 and Customer Service           12,000            Leased

Dallas           Sales and Administrative        1,000            Leased

ITEM 3.  LEGAL PROCEEDINGS

  Zimmerman is party to various legal proceedings, all of which are of an ordinary or routine nature incidental to the operations of Zimmerman. Management believes that the final resolution of all matters currently pending will not have a materially adverse effect on the Company's financial position or result of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The following matters were approved by Zimmerman's shareholders' unanimous written consent during the fourth quarter of 1996:

  1. November 1, 1996 - the declaration of a special dividend in the aggregate amount of $19,701,000 to the Company's shareholders

  2. December 3, 1996 - a 3,863.94 for 1 stock split of the Company's common stock, implementation of the Company's Stock Option Plan, Amended and Restated Articles of Incorporation, and Amended and Restated Bylaws

  3.  December 30, 1996 - the election of Carl A. Goldman and
      Roy T.K. Thung as directors


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

  Zimmerman's common stock ("Common Stock") is traded under the symbol ZSCO on the National Association of Securities Dealers, Inc. Over the Counter Bulletin Board. The Company was a majority owned subsidiary of Independence Holding Company until December 31, 1996 when Independence Holding Company distributed all its investment in the Company to Independence Holding Company's common shareholders. Accordingly, there was no public market for the Company's Common Stock until January 1997.

  During January and February 1997, based on information available from market makers and NASDAQ, the Company believes the per share prices for the Company's Common Stock were as follows:

          Price                   Bid                   Asked
       ------------          -------------          -------------
       High    Low           High     Low           High     Low
       -----  -----          -----   -----          -----   -----
       $4.50  $2.50          $3.25   $2.50          $4.50   $3.00

ITEM 6.  SELECTED FINANCIAL DATA

  The following is a summary of selected financial data with respect to the Company for each of the last five years. The selected financial data below should be read in conjunction with the accompanying Financial Statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operation (see Item 7, below).

                                                       Year Ended December 31,
                                       -------------------------------------------------------
                                         1996        1995        1994       1993        1992
                                       -------------------------------------------------------
                                               (in thousands, except per share amounts)
STATEMENTS OF OPERATIONS:

Net Sales                              $41,275     $41,667     $36,427     $33,001     $23,941

Costs and Expenses:
  Cost of goods sold                    32,415      32,529      28,227      26,143      19,949
  Selling, general and
    administrative expenses              4,428       4,155       4,024       3,721       3,294
  Management fees                          600         600         600         600         600
  Interest expense, net                    996         782         433         291         365
  Stock distribution costs               1,106           -           -           -           -
                                       -------     -------     -------     -------     -------
  Total costs and expenses              39,545      38,066      33,284      30,755      24,208
                                       -------     -------     -------     -------     -------
Income (loss before)
  federal income taxes                   1,730       3,601       3,143       2,246        (267)
Federal income taxes                       588       1,224       1,069         768         (91)
                                       -------     -------     -------     -------     -------
Net income (loss)                      $ 1,142     $ 2,377     $ 2,074     $ 1,478     $  (176)
                                       -------     -------     -------     -------     -------
                                       -------     -------     -------     -------     -------

BALANCE SHEET DATA:

  Total assets                         $28,154     $25,957     $22,287     $18,097     $13,578
  Current liabilities                    9,462       7,839       8,129       6,287       3,970
  Long-term debt, excluding
    current installments                28,555       9,422       7,839       4,715       3,900
  Stockholders' equity (deficit)(1)     (9,863)      8,696       6,319       7,095       5,618

PER SHARE DATA(2)

  Cash dividends declared per
  common share                         $ 10.62           -     $  1.54           -           -

  Net income (loss)
  per common share                     $   .62     $  1.28     $  1.12     $   .80     $  (.09)

  Book value per
  common share                         $ (5.32)    $  4.69     $  3.41     $  3.83     $  3.03


(1) Dividends of $2,850,000 and $19,701,000 were declared in 1994 and 1996, respectively.

(2) 1,854,692 shares are outstanding all periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of Zimmerman's financial condition and results of operations should be read in conjunction with the financial statements of Zimmerman and the notes thereto included elsewhere herein.

GENERAL

     Zimmerman began operations as a sign manufacturer in 1901. Privately owned until its acquisition by Independence Holding Company in 1982, Zimmerman was, throughout most of the 1980's, generally regarded as a regional manufacturer of custom signs which had also established a small amount of national account business.

     In the 1980's, Zimmerman refocused its business to concentrate almost exclusively on satisfying the site identification needs of large national and regional retailers in the United States. It focused its marketing efforts on several major retailing sectors and broadened its product line to provide both standard long-production-run site identification products and more specialized shorter-run items. During this period, Zimmerman also began to restructure and expand its product design and installation service capabilities. In the 1980's, sales to petroleum marketing companies produced much of Zimmerman's growth and at times accounted for over 90% of Zimmerman's annual sales.

     From 1991 through 1995, Zimmerman's sales grew significantly. This growth was internally generated and resulted from expansion of several customer relationships established in earlier periods, plus the addition of several new large customers. Sales were essentially flat from 1995 to 1996, decreasing 0.9% from $41.7 million to $41.3 million, primarily because the Company did not add any new high volume customers in 1996 and several projects contemplated by existing customers were delayed or not implemented. In the 1990's, approximately 50% of Zimmerman's sales growth is attributable to the petroleum retailing market. The other half is spread among several retailing groupings, foremost of which are the automotive and financial services groups. Most of Zimmerman's sales have been to United States based customers; however, Zimmerman has sold product to and managed installation for international customers. Sales to customers with headquarters located outside of the United States accounted for less than 1% of total sales in 1996, and accounted for approximately 6% and 10% of total sales in 1995 and 1994, respectively. Since 1994, substantially all international sales have been to financial institutions in Mexico. Management of Zimmerman believes that through its established contacts in Mexico, Zimmerman is positioned to obtain orders if the Mexican economy improves. Management of Zimmerman intends to pursue international opportunities and continue to expand sales of products and services to its domestic customers.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to net sales of certain statement of operations items for the periods presented.

                                                Year Ended December 31,

                                             1996         1995        1994
                                         ----------   ----------   ---------

 Net sales . . . . . . . . . . . . .        100.0%       100.0%      100.0%
 Cost of goods sold  . . . . . . . .         78.5         78.1        77.5
 Selling, general and administrative         10.7         10.0        11.1
  expenses  . . . . . . . . . . . . .
 Management fees . . . . . . . . . .          1.5          1.4         1.6
 Interest expense, net . . . . . . .          2.4          1.9         1.2
 Stock distribution costs  . . . . .          2.7          -           -
                                         ----------   ----------   ---------
      Total costs and expenses . . .         95.8         91.4        91.4
                                         ----------   ----------   ---------
 Income before federal
   income taxes. . . . . . . . . . .          4.2          8.6         8.6

 Federal income taxes  . . . . . . .          1.4          2.9         2.9
                                         ----------   ----------   ---------
 Net income  . . . . . . . . . . . .          2.8%         5.7%        5.7%
                                         ----------   ----------   ---------
                                         ----------   ----------   ---------

1996 COMPARED TO 1995

     Net sales for 1996 decreased $0.4 million, or 0.9%, from $41.7 million in 1995 to $41.3 million in 1996. The decline in net sales resulted primarily from a decrease in sales to financial institutions of approximately $2.5 million, $2.1 million of which was associated with a decline in sales to Mexican banking institutions, and a decrease in sales to fast food customers of $0.8 million. Declines in sales to these groups were partially offset by increases in sales to the Company's automotive retailing and other retailing customers.

     Cost of goods sold decreased $0.1 million, or 0.4% from $32.5 million in 1995 to $32.4 million in 1996. This decrease was primarily a result of the net sales decrease as noted above. As a percentage of net sales, cost of goods sold increased from 78.1% in 1995 to 78.5% in 1996. Manufacturing costs increased as a percentage of net sales in 1996 because of higher costs incurred on certain automotive account products and higher costs associated with discontinuing certain products.

     Selling, general, and administrative expenses increased $0.2 million, or 6.6%, from $4.2 million in 1995 to $4.4 million in 1996. This increase was caused by general inflation and increased customer service personnel.

     In 1996, the Company incurred $1.1 million of expense associated with its financial restructuring and spin-off from its former parent, Independence Holding Company. These expenses were primarily associated with payments in consideration of cancellation of all outstanding options to purchase Zimmerman Common Stock, a fee paid to an officer of Zimmerman in connection with the refinancing of Zimmerman's indebtedness, and other consulting, legal and accounting, and bank loan arrangement fees.

     Management fees remained unchanged at $0.6 million in 1996. The Company's management fee arrangement terminated at December 31, 1996 when it was spun-off from Independence Holding Company.

     Interest expense increased $0.2 million or 27.4% from $0.8 million in 1995 to $1.0 million in 1996. Higher interest expense was incurred to finance restructuring costs associated with the Company's spin-off from Independence Holding Company and, to a lesser extent, to finance increased working capital requirements in 1996.

     Income before federal income taxes decreased $1.9 million or 51.9% from $3.6 million in 1995 to $1.7 million in 1996. This decrease was primarily the result of causes explained above, most notably expenses related to the Company's restructuring and spin-off from Independence Holding Company, a lower gross profit margin, and higher staffing expenses resulting from an increase in personnel.

     The Company's net income applicable to common shares was $1.1 million or $0.62 per share for the year ended December 31, 1996 compared to $2.4 million or $1.28 per share in 1995. In 1996, the Company incurred additional interest expenses and stock distribution costs of approximately $1.4 million or, on an after tax basis, $0.48 per share, in conjunction with its spin-off from Independence Holding Company on December 31, 1996.

1995 COMPARED TO 1994

     Net sales for 1995 increased by $5.2 million, or 14.4%, from $36.4 million in 1994 to $41.6 million in 1995. The increase in net sales resulted primarily from an increase in sales to petroleum marketing customers, which was offset, in part, by a $2.9 million decline in sales to financial institutions, $2.3 million of which was associated with a decline in sales to Mexican banking institutions. A broadened product line, increased sales to a significant customer, and brand expansion activities with several petroleum marketing customers contributed to increased sales to the petroleum sector of Zimmerman's business. Sales to financial institutions in Mexico decreased significantly in 1995 as a result of difficult economic conditions in Mexico.

     Cost of goods sold increased $4.3 million, or 15.2%, from $28.2 million in 1994 to $32.5 million in 1995. This increase was primarily a result of net sales increases as noted above. As a percentage of net sales, cost of goods sold increased from 77.5% in 1994 to 78.1% in 1995. Manufacturing costs increased as a percentage of net sales in 1995 because of higher costs incurred on Mexican bank projects, and certain manufacturing cost overruns associated with new products sold to petroleum marketing customers.

     Selling, general and administrative expenses increased from $4.0 million in 1994 to $4.2 million in 1995, primarily as a result of an increased level of net sales. Selling, general and administrative expenses, as a percent of net sales, declined from 11.1% in 1994 to 10.0% in 1995.

     Interest expense, net, increased $0.4 million from $0.4 million in 1994 to $0.8 million in 1995. The increase was primarily attributable to higher interest rates and increased debt levels associated with expanded working capital financing requirements.

     Federal income taxes increased from $1.1 million in 1994 to $1.2 million in 1995. This increase is due to higher income levels in 1995. Zimmerman's federal tax rate in 1994 and 1995 was 34%.

PRICING; VOLUME

     Zimmerman believes that increases in costs have generally been recovered by a combination of price and unit volume increases during each of the years presented. Price increases have been small over the past several years; however, changes in the cost of raw materials, which constitutes Zimmerman's largest cost element, have not materially impacted manufacturing costs over the periods presented.

LIQUIDITY; CAPITAL RESOURCES

     Zimmerman's net sales have increased from $23.9 million in 1992 to $41.3 million in 1996. During periods of sales growth, Zimmerman typically experiences increases in accounts receivable, inventories, trade payables and backlog and, as a result, increases its investment in operating working capital (defined as accounts receivable plus inventories, less accounts payable, including accrued expenses and customer deposits).

     Although backlog declined in 1996 and sales decreased slightly during 1996, operating working capital increased $2.1 million to $16.5 million. Accounts receivable increased $0.9 million primarily because of slower payments from one customer. Inventories increased by $0.9 million, as a result of a planned increase in certain finished goods inventories and, to a lesser extent, as a result of customers postponing projects. Accounts payable declined by $0.3 million due to payments to vendors. As a result, operating working capital increased by $2.1 million in 1996.

     During 1995, operating working capital increased $4.2 million to $14.4 million. Accounts receivable increased $1.6 million primarily because of increased net sales and slower payments from one customer. Inventories increased by $2.2 million, primarily as a result of an increase in net sales and, to a lesser extent, as a result of customers postponing projects from 1995 to 1996. Accounts payable declined by $0.4 million due to slight reductions in accruals and payments to vendors. As a result, operating working capital increased by $4.2 million in 1995.

     Zimmerman's backlog, which consists primarily of blanket purchase orders from customers for sign products which the customer has not yet released for shipment to retail locations, decreased from $24.1 million at December 31, 1995 to $20.7 million at December 31, 1996. Approximately 4% of backlog consists of orders for sign installation services, while most of the remainder consists of orders for manufactured products covered by blanket purchase orders for which the customer has not yet requested delivery.

     During 1996, Zimmerman's cash flows used in operations totaled $1.1 million. Zimmerman also utilized $0.6 million of cash flow on capital expenditures and paid a $18.7 million cash dividend. These cash requirements were provided by $20.0 million in increased borrowings and repayment of $0.4 million in notes receivable due the Company. As a result, cash remained unchanged at $0.1 million.

     During 1995, cash flows used in operations totaled $1.5 million. Zimmerman spent $0.7 million on capital items and borrowed $1.7 million in long-term debt, resulting in a net decrease in cash of $0.5 million.

     Capital projects to reduce product costs, improve product quality, increase manufacturing efficiency and operating flexibility and expand production capacity resulted in expenditures of $0.6 million in 1996, compared with $0.7 million in 1995. At December 31, 1996, there were no material commitments for capital expenditures. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

     During the fourth quarter of 1996, the Company refinanced and substantially increased its bank borrowings, declared a $19.7 million dividend to its shareholders, of which $18.7 million was paid in cash and $1.0 million is reflected as a deferred dividend payable, and was spun-off by its former parent company, Independence Holding Company. In conjunction with these transactions, Zimmerman entered into a $23.0 million credit facility with one bank which consists of a $17.0 million Revolving Credit Facility and a $6.0 million Term Loan. Additionally, the Company entered into a $10.0 million Subordinated Credit Agreement with another bank. The $10.0 million term loan obtained under the Subordinated Credit Agreement is guaranteed by a subsidiary of Independence Holding Company. Significant terms and conditions of the credit facilities with both banks are described in the Company's audited financial statements and accompanying footnotes incorporated herein. Due to higher than anticipated borrowings and lower than anticipated 1996 earnings, the Company was not in compliance with certain covenants of its credit agreements as of December 31, 1996. The Company's credit agreements were amended, and the Company is in compliance with the modified terms.

     At December 31, 1996, the Company had borrowed $13.7 million under its $17.0 million Revolving Credit Facility. The full amounts of the $6.0 million term loan and $10.0 million subordinated term loan were outstanding. Zimmerman believes that its credit facilities will satisfy its planned operational requirements for 1997. As it indicated in the Form 10A/2 filed with the Securities and Exchange Commission on December 16, 1996, which document is referenced as Exhibit 99.1 to this Form 10-K, the Company intends to explore the possibility of obtaining equity from public or private financings, but there can be no assurance that any such equity financing can be obtained on terms acceptable to the Company.

INFLATION

     During the periods presented, inflation had a relatively minor effect on Zimmerman's reported results of operations. In recent years, the U.S. rate of inflation has been relatively low.

FORWARD LOOKING INFORMATION

     This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward-looking statements and information that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in SEC Filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, the costs of product development and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Financial Statements and Financial Statement Schedule

                                                                            Page
                                                                            ----
Independent Auditors' Report                                                  17

Financial Statements:
     Balance Sheets at December 31, 1996 and 1995                             18

     Statements of Operations for the years ended
          December 31, 1996, 1995 and 1994                                    19

     Statements of Stockholders' Equity (Deficit) for
          the years ended December 31, 1996, 1995 and 1994                    20

     Statements of Cash Flows for the years ended
          December 31, 1996, 1995 and 1994                                    21

     Notes to Financial Statements                                            22

Financial Statement Schedule as of and for the years ended
     December 31, 1996, 1995 and 1994:
          Schedule II - Valuation and Qualifying Accounts                     30

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Zimmerman Sign Company:


We have audited the financial statements of Zimmerman Sign Company as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zimmerman Sign Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                KPMG Peat Marwick LLP



Dallas, Texas
February 7, 1997

                           ZIMMERMAN SIGN COMPANY

                               Balance Sheets

                         December 31, 1996 and 1995

            Assets (note 4)                           1996             1995
            ---------------                           ----             ----
 Current assets:
   Cash                                          $   132,483      $   107,756
   Accounts receivable, net of
     allowance for doubtful accounts
      of $100,000 in 1996 and $100,288
      in 1995 (note 11)                           10,140,903        9,283,962
   Inventories (note 2)                           13,607,758       12,658,987
   Prepaids and other current assets                 356,372          282,228
   Receivable from parent company (note 10)          126,453           74,925
   Notes and accrued interest
    receivable (note 10)                                   -          400,313
                                                 -----------      -----------
                Total current assets              24,363,969       22,808,171

 Property, plant and equipment, net
  (note 3)                                         3,152,903        3,068,611
 Other assets                                        637,069           80,313
                                                 -----------      -----------
                                                 $28,153,941      $25,957,095
                                                 -----------      -----------
                                                 -----------      -----------

Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------

 Current liabilities:
   Current installments of long-term
    debt (note 4)                                $ 1,170,000      $   266,750
   Accounts payable                                5,124,465        5,792,971
   Accrued expenses                                1,408,615        1,191,888
   Dividend payable (note 5)                       1,000,000                -
   Customer deposits                                 758,637          587,101
                                                 -----------      -----------
                Total current liabilities          9,461,717        7,838,710
                                                 -----------      -----------
 Long-term debt, excluding current
  installments (note 4)                           28,555,000        9,422,188
                                                 -----------      -----------

 Stockholders' equity (deficit) (note 5):
   Preferred stock, $.01 par value.  Authorized
    2,000,000 shares; none issued                          -                -
   Common stock, $.01 par value.  Authorized
    15,000,000 shares; 1,854,692 shares issued
    and outstanding (note 6)                          18,547           18,547
   Additional paid-in capital                              -          441,128
   Retained earnings (accumulated
    deficit)                                      (9,881,323)       8,236,522
                                                 -----------      -----------
      Total stockholders' equity
       (deficit)                                  (9,862,776)       8,696,197
 Commitments (notes 7, 9 and 12)
                                                 -----------      -----------
                                                 $28,153,941      $25,957,095
                                                 -----------      -----------
                                                 -----------      -----------

See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY

                            Statements of Operations

                   Years ended December 31 1996, 1995 and 1994


                                                1996           1995           1994
                                            -----------    -----------    -----------
Net sales (note 11)                         $41,275,477    $41,666,570    $36,426,651
Cost of goods sold                           32,415,051     32,529,430     28,226,620
                                            -----------    -----------    -----------
  Gross profit                                8,860,426      9,137,140      8,200,031

Selling, general and
  administrative expenses                     4,427,911      4,154,690      4,023,721
Management fees (note 10)                       600,000        600,000        600,000
Interest expense, net                           996,253        781,516        433,482
Stock distribution costs
  (note 1(a))                                 1,105,917              -              -
                                            -----------    -----------    -----------
    Income before federal income taxes        1,730,345      3,600,934      3,142,828
Federal income taxes (note 8)                   588,317      1,224,317      1,068,595
                                            -----------    -----------    -----------
    Net income                              $ 1,142,028    $ 2,376,617    $ 2,074,233
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------
Net income per share                        $      0.62    $      1.28    $      1.12
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------



See accompanying notes to financial statements

                             ZIMMERMAN SIGN COMPANY

                    Statements of Stockholders Equity (Deficit)

                    Years ended December 31, 1996, 1995 and 1994


                                    Preferred stock           Common stock
                                  -------------------     ---------------------                      Retained        Total
                                                                                    Additional       earnings     stockholders'
                                    Number       Par        Number        Par        paid-in       (accumulated     equity
                                  of shares     value     of shares      value       capital         deficit)      (deficit)
                                  ---------     -----     ---------     -------     ----------      -----------   -------------
Balances at December 31, 1993            -       $ -      1,854,692     $18,547      441,128         6,635,672      7,095,340

Dividends declared                       -         -              -           -            -        (2,850,000)    (2,850,000)

Net income                               -         -              -           -            -         2,074,233      2,074,233
                                       ---       ---      ---------     -------     --------       -----------    -----------
Balances at December 31, 1994            -         -      1,854,692      18,547      441,128         5,859,905      6,319,580

Net income                               -         -              -           -            -         2,376,617      2,376,617
                                       ---       ---      ---------     -------     --------       -----------    -----------
Balances at December 31, 1995            -         -      1,854,692      18,547      441,128         8,236,522      8,696,197

Dividends declared                       -         -              -           -     (441,128)      (19,259,873)   (19,701,001)

Net income                               -         -              -           -            -         1,142,028      1,142,028
                                       ---       ---      ---------     -------     --------       -----------    -----------
Balances at December 31, 1996            -       $ -      1,854,692     $18,547            -        (9,881,323)    (9,862,776)
                                       ---       ---      ---------     -------     --------       -----------    -----------
                                       ---       ---      ---------     -------     --------       -----------    -----------


See accompanying notes to financial statements.

                            ZIMMERMAN SIGN COMPANY

                           Statements of Cash Flows

                 Years ended December 31, 1996, 1995 and 1994

                                                        1996            1995            1994
                                                        ----            ----            ----
Cash flows from operating activities:
     Net income                                       $1,142,028      2,376,617       2,074,233
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                  525,988        435,590         349,835
          Provision (credit) for losses on accounts
           receivable                                       (288)       (49,712)          5,000
          Changes in operating assets and liabilities:
          Accounts receivable                           (856,653)    (1,507,427)     (2,705,219)
          Inventories                                   (948,771)    (2,161,980)     (2,159,587)
          Prepaids and other current assets              (74,144)      (131,884)        210,131
          Receivable from/payable to parent company      (51,528)       (26,551)      1,557,947
          Accrued interest receivable                          _        (10,346)        (14,967)
          Other assets                                  (556,756)       (17,127)         12,394
          Customer deposits                              171,536       (870,437)        456,366
          Accounts payable and accrued expenses         (451,779)       464,457       1,385,655
                                                     -----------    -----------     -----------
               Net cash provided by (used in)
                operating activities                  (1,100,367)    (1,498,800)      1,171,788
                                                     -----------    -----------     -----------
Cash flows from investing activities:
     Purchases of property, plant and equipment         (610,281)      (693,581)     (1,083,269)
     Proceeds from notes receivable                      400,313              -         125,000
                                                     -----------    -----------     -----------
          Net cash used in investing activities         (209,868)      (693,581)       (958,269)
                                                     -----------    -----------     -----------
Cash flows from financing activities:
     Dividends paid                                  (18,701,001)             -      (2,850,000)
     Proceeds from revolving line of credit            5,075,000      2,200,000       2,275,000
     Proceeds from subordinated debt                  10,000,000              -       1,000,000
     Proceeds from term loan                           6,000,000        750,000               _
     Principal payments on long-term debt             (1,038,938)    (1,250,750)       (150,750)
                                                     -----------    -----------     -----------
          Net cash provided by financing activities    1,335,062      1,699,250         274,250
                                                     -----------    -----------     -----------
Net increase (decrease) in cash                           24,727       (493,131)        487,769
Cash at beginning of year                                100,756        600,887         113,118
                                                     -----------    -----------     -----------
Cash at end of year                                  $   132,483        107,756         600,887
                                                     -----------    -----------     -----------
                                                     -----------    -----------     -----------

See accompanying notes to financial statements

                             ZIMMERMAN SIGN COMPANY

                         Notes to Financial Statements

                           December 31, 1996 and 1995

(1)  GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  GENERAL INFORMATION

          Zimmerman Sign Company (the "Company") became a publicly owned company on December 31, 1996. Prior to that date the Company was a majority-owned subsidiary of Zimmerman Holdings, Inc. (Holdings). Holdings was a subsidiary of Independence Holding Company (IHC). The Company is a manufacturer of commercial exterior signs with its operations located in east Texas. The Company's customers, consisting primarily of petroleum retailers, automotive retailers and financial institutions, are located principally in the United States and Mexico.

          Effective December 31, 1996, IHC's 80.14% investment in the Company was distributed to holders of record of IHC common stock as of December 20, 1996. The Company's common stock is registered with the Securities and Exchange Commission and quoted on the National Association of Securities Dealers Over the Counter Bulletin Board. Costs associated with the stock distribution aggregated approximately $1,106,000 and have been charged to operations during the year ended December 31, 1996.

     (b)  INVENTORIES

          Inventories are recorded at the lower of cost (first-in, first-out) or market (net realizable value).

     (c)  PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment are stated at cost. Improvements are capitalized and depreciated over the remaining life of the asset. Repair and maintenance costs are charged to operations as incurred.

          Property, plant and equipment are depreciated and amortized using the straight-line method over the following estimated useful lives of the respective assets or lease terms, if shorter:

                                                      Estimated Life
                                                        (in years)
                                                        ----------
           Building                                          25
           Manufacturing equipment                        5 -  8
           Transportation equipment                       3 -  7
           Leasehold improvements                         5 - 15
           Office furniture and equipment                 3 -  8

     (d)  OTHER ASSETS

          Other assets are recorded at cost and consist primarily of deposits and deferred loan costs. Such deferred loan costs are amortized over the term of the loan using the interest method.

                           ZIMMERMAN SIGN COMPANY

                        Notes to Financial Statements

     (e)  REVENUE RECOGNITION

          Revenue is recognized upon the shipment of product unless installation is required, at which time revenue is recognized when the installation is complete. Sales returns and allowances are not significant.

     (f)  INCOME TAXES

          Through December 31, 1996, the Company is included in the consolidated federal income tax return filed by IHC. Under a tax sharing agreement with Holdings, the Company is required to pay to Holdings total income taxes (both current and deferred) computed for financial reporting purposes as determined as if the Company filed a separate income tax return.

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities of Holdings are calculated for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (g)  STOCK OPTION PLAN

          Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (h)  STATEMENTS OF CASH FLOWS

          The Company paid $828,594, $730,958 and $458,341 for interest in 1996, 1995 and 1994, respectively. Additionally, the Company paid $588,316, $1,224,317 and $1,068,595 for income taxes to Holdings in 1996, 1995 and 1994, respectively.

     (i)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
          DISPOSED OF

          The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable

                           ZIMMERMAN SIGN COMPANY

                        Notes to Financial Statements

          intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

     (j)  USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (k)  NET INCOME PER SHARE

          Net income per share is based on 1,854,688 weighted average shares outstanding during each period presented after giving retroactive effect to the common stock split described in note 5.

(2)  INVENTORIES

     A summary of inventories at December 31, 1996 and 1995 follows:

                                                1996           1995
                                            ------------    ----------
             Raw materials                 $   5,594,473     5,375,196
             Work in process                   5,268,782     5,609,708
             Finished goods                    2,744,503     1,674,083
                                            ------------    ----------
                                            $ 13,607,758    12,658,987
                                            ------------    ----------
                                            ------------    ----------

(3)  PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment at December 31, 1996 and 1995 follows:

                                                   1996         1995
                                                ----------    ---------
             Land                               $  343,730      343,730
             Building                            1,585,737    1,550,504
             Manufacturing equipment             2,047,101    1,783,642
             Transportation equipment              147,663      129,201
             Leasehold improvements              1,294,508    1,252,646
             Office furniture and equipment      1,821,307    1,580,412
                                                ----------    ---------
             Less accumulated depreciation and   7,240,046    6,640,135
             amortization                        4,087,143    3,571,524
                                                ----------    ---------
                                                $3,152,903    3,068,611
                                                ----------    ---------
                                                ----------    ---------

                                 ZIMMERMAN SIGN COMPANY

                               Notes to Financial Statements


(4)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1996 and 1995:

                                                        1996          1995
                                                        ----          ----

     Revolving line of credit to a bank, due
          July 31, 1999,   monthly interest at
          prime plus .25% or LIBOR plus 2.75%
          (8.41% at December 31, 1996)              $13,725,000     8,650,000

     Secured term note payable to a bank,
          due September 1, 2004, monthly
          payments ($79,000 through June 1,
          1997, $116,000 through December 1,
          1997, and $137,000 thereafter)
          plus interest at prime plus 1.125%
          or LIBOR plus 3.575% (9.16% at
          December 31, 1996)                          6,000,000            -

     Subordinated notes, due October 31,
          2001, quarterly payments of interest
          at prime plus 0.5% or bank off-shore
          rate plus 1.6875% (7.19% at
          December 31, 1996)                         10,000,000            -

     Secured note payable to a bank, paid in
          1996                                               -        68,000
     Secured note payable to a bank, paid in
          1996                                               -       320,938

     Secured note payable to a bank, paid in
          1996                                               -       650,000
                                                    -----------     ---------
                                                     29,725,000     9,688,938

     Less current installments                        1,170,000       266,750
                                                    -----------     ---------
                                                    $28,555,000     9,422,188
                                                    -----------     ---------
                                                    -----------     ---------

     In connection with the distribution of the Company's common stock to IHC shareholders, the Company entered into a loan agreement in October 1996 with a bank which provides for a $23,000,000 credit facility (in the form of a $17,000,000 revolving line of credit, of which $3,275,000 was available for additional borrowings at December 31, 1996, and a $6,000,000 term note) and entered into a subordinated note purchase agreement with another bank under which the Company issued $10,000,000 of subordinated notes which have been guaranteed by an affiliate of IHC in consideration of a $475,000 fee by the Company. The proceeds from the loan agreement and the subordinated notes were used to repay existing long-term debt, declare a dividend of $19,701,000 to its shareholders and fulfill net contractual obligations to senior officers of the Company in the amount of approximately $700,000.

     The credit agreements related to the senior facility and subordinated notes contain certain restrictive covenants, including restrictions on additional indebtedness, investments in or advances to others, acquisitions of other businesses, declaration and payment of dividends and repurchase of capital stock. The senior notes payable are secured by all of the Company's assets including inventory and accounts receivable.

                                 ZIMMERMAN SIGN COMPANY

                               Notes to Financial Statements

     The estimated fair value of notes payable and long-term debt approximates their carrying value at December 31, 1996 and 1995.

     The aggregate maturities of long-term debt are as follows:

              Year ending December 31:

              1997                        $  1,170,000
              1998                           1,644,000
              1999                          15,058,000
              2000                             400,000
              2001                          10,400,000
              Thereafter                     1,053,000
                                           -----------
                        Total              $29,725,000
                                           -----------
                                           -----------


(5)  STOCKHOLDERS' EQUITY (DEFICIT)

     On December 3, 1996, the Board of Directors of the Company approved a 3,864-for-1 common stock split thereby increasing the Company's issued and outstanding stock to 1,854,692 shares. The accompanying financial statements have been retroactively restated to reflect the stock split. In connection with the stock split, authorized common shares were increased from 500 shares to 15,000,000 shares and the par value was reduced from $100 to $.01 per share. In addition, the Company increased the number of authorized shares of preferred stock from 500 to 2,000,000 shares and reduced the par value from $100 to $.01 per share.

     During the year ended December 31, 1996, the Company declared a dividend to its shareholders of $19,701,000. At December 31, 1996, $1,000,000 of the dividend was unpaid and included as a payable in the accompanying balance sheet.

(6)  STOCK OPTIONS

     The Company had a stock option agreement which provided for the granting of incentive stock options to certain key employees. The stock options were exercisable for a period of eight years from date of grant (December 15, 1990) and became fully vested on December 15, 1995. In connection with the transactions described in note 5, the options were terminated in November 1996.

     In November 1996, Zimmerman adopted the Stock Option Plan (the "New Plan"). In connection with the establishment of the New Plan, 185,000 shares of common stock are reserved for issuance at exercise prices which are intended to equal the market value of the common stock at the date of grant. The New Plan provides for the grant of incentive stock options to employees, officers and directors. As of December 31, 1996, no options have been granted under the New Plan.

(7)  LEASES

     The Company has several noncancellable operating leases, primarily for office and plant facilities in Dallas, Jacksonville and Tyler, Texas, that expire on various dates through 2000. The operating leases contain options at the end of the lease terms to extend the leases at the then fair rental value for a period of up to five years. The Company's former Dallas plant is being subleased through the expiration of the primary lease term.

                                 ZIMMERMAN SIGN COMPANY

                               Notes to Financial Statements

     Approximate future minimum lease payments and rents and sublease receipts under operating lease commitments with initial or noncancellable terms in excess of one year as of December 31, 1996 follow:

                                                   Operating     Operating
                                                     lease        sublease
                                                    payments      receipts
                                                    --------      --------
             Year ending December 31:
                  1997                            $ 296,511         64,800
                  1998                              252,490         64,800
                  1999                              125,975         64,800
                  2000                               29,880         27,000


     Total rental expense for operating leases was approximately $313,000 in 1996, $314,000 in 1995 and $254,000 in 1994. Total sublease rental income for operating leases was approximately $65,000 in 1996, $54,000 in 1995 and $68,000 in 1994.

(8)  INCOME TAXES

     Through December 31, 1996, the Company is included in the consolidated federal income tax return filed by IHC. Under a tax sharing agreement with Holdings, the Company is required to pay to Holdings total income taxes computed for financial reporting purposes (see note 1) and, accordingly, deferred tax assets and liabilities are maintained on the financial accounting records of IHC.

     Beginning in 1997, the Company will be required to file a separate federal income tax return. Accordingly, existing deferred tax assets and liabilities previously settled with IHC will be recognized in the financial statements through a cumulative adjustment to accumulated deficit.

     The provision for income taxes approximates statutory rates for 1996, 1995 and 1994 and was computed in all material respects as if the Company filed
     a separate income tax return.   Income tax expense consists of the
     following:

                                      1996           1995           1994
                                      ----           ----           ----

      Current expense               $ 622,456       1,209,294    1,144,043
      Deferred expense (benefit)      (34,139)         15,023      (75,448)
                                    ---------       ---------    ---------
                                    $ 588,317       1,224,317    1,068,595
                                    ---------       ---------    ---------
                                    ---------       ---------    ---------

                                ZIMMERMAN SIGN COMPANY

                            Notes to Financial Statements

     Deferred federal income taxes result from temporary differences in reporting income and expenses for financial and tax purposes. A summary of the source and tax effect of these differences follows:

                                                1996       1995          1994
                                              --------    -------      -------

     Excess tax depreciation over book
      depreciation                            $ 21,332     36,197        4,410
     Bad debt expense less (greater) than
      actual write-offs allowable for tax
      purposes                                      98     16,902       (1,700)

     Costs capitalized for tax purposes
      and expensed for financial reporting
      purposes                                 (55,569)   (38,076)     (78,158)
                                              --------    -------      -------
               Deferred expense (benefit)     $(34,139)    15,023      (75,448)
                                              --------    -------      -------
                                              --------    -------      -------

(9)  EMPLOYEE BENEFITS

     The Company makes payments to a multi-employer retirement plan for certain employees in accordance with the bargaining unit contracts. Under the terms of the union contracts, the Company is obligated to contribute 3% of gross wages paid to covered employees. Total expense paid for employees represented by the bargaining units was approximately $160,200 in 1996, $122,600 in 1995 and, $68,700 in 1994.

(10) RELATED PARTY TRANSACTIONS

     Management fees paid to Holdings were $600,000 in each of the years 1996, 1995 and 1994. In addition, the Company pays federal income taxes, if any, to Holdings (see note 8). The account balances are noninterest bearing. Following is a summary of transactions included in the receivable from parent company:


                                                  1996             1995
                                               ----------       ----------
     Transfers of cash to Holdings             $1,239,844        1,850,868
     Federal income tax expense                  (588,316)      (1,224,317)
     Management fees                             (600,000)        (600,000)
     Receivable from parent company at
      beginning of year                            74,925           48,374
                                               ----------       ----------
     Receivable from parent company at end
      of year                                  $  126,453           74,925
                                               ----------       ----------
                                               ----------       ----------


     Beginning January 1, 1997, the management fees previously paid to Holdings will no longer be incurred; however, it is expected that the Company will incur partially offsetting additional costs to replace the services previously provided by Holdings.

     On December 15, 1990, the Company entered into agreements to loan an aggregate of $500,000 to four members of management. Interest charged on these notes is computed at rates which approximate the prime rate associated with the Company's revolving line of credit. Interest earned on these notes was $25,781 in 1996, $25,313 in 1995 and $28,063 in 1994. The
     outstanding balances of these notes were repaid on November 1, 1996.

                                ZIMMERMAN SIGN COMPANY

                            Notes to Financial Statements

(11) CONCENTRATIONS OF RISK

     The Company has certain customers, primarily in the petroleum retailing industry, that individually account for greater than 10% of net sales in 1996, 1995 and 1994. In 1996, the Company had one such customer accounting for approximately $9,227,000 of net sales. Additionally, accounts receivable from one customer exceeded 10% of total accounts receivable at December 31, 1996. In 1995, the Company had three such customers, accounting for approximately $9,668,000, $5,128,000 and $4,470,000 of net sales. In 1994, there were two such customers, accounting for approximately $7,012,000 and $4,062,000 of net sales. Ten percent of the Company's net sales were to customers outside of the United States during 1994.

     At December 31, 1996, the Company employed 416 people of which 153 are covered under a collective bargaining agreement expiring November 30, 1997. An additional 158 of these employees are covered under a collective bargaining agreement expiring December 1, 1999.

(12) RETIREMENT PLAN

     In August 1995, the Company began sponsoring a retirement plan in accordance with Section 401(k) of the Internal Revenue Code which allows substantially all employees to participate. The Company's contribution to the retirement plan is determined based on 50% of each dollar an employee contributes with a maximum of 3% of gross wages per employee. Contributions were $52,915 in 1996 and $23,688 in 1995.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of accounts receivable, receivable from parent company and accounts payable approximate fair value due to the short maturity of these financial instruments.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item is incorporated by reference from the sections entitled "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders. Information about Executive Officers of the Company is included in Item 1 of
Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item is incorporated by reference from the section entitled "Executive Compensation" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information required by this Item is incorporated by reference from the section entitled "Principal Stockholders" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is incorporated by reference from the section entitled "Principal Stockholders" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements: See Index to Financial Statements and Financial Statement Schedule on page 16.
(a)(2) Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule on page 16.
(a)(3)   Exhibits:  See Exhibit Index on page 33.
(b) Reports on Form 8-K: No report on Form 8-K was filed during the quarter ended December 31, 1996. The Company filed a Form 8-K on January 14, 1997 regarding the Company's spin-off from Independence Holding Company.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1997.

                                     ZIMMERMAN SIGN COMPANY
                                       (REGISTRANT)



                                     By:  /s/ David E. Anderson
                                        ---------------------------------
                                        Chairman
                                        (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 29th day of March, 1997.



 /s/ Tom E. Boner
----------------------------------
     Tom E. Boner
     Director, President



 /s/ Carl A. Goldman
----------------------------------
     Carl A. Goldman
     Director



 /s/ Steven B. Lapin
----------------------------------
     Steven B. Lapin
     Director



 /s/ Roy T.K. Thung
----------------------------------
     Roy T.K. Thung
     Director

                                ZIMMERMAN SIGN COMPANY

                  Schedule II - Valuation and Qualifying Accounts

                     Years ended December 31, 1996, 1995 and 1994

                                                           Additions
                                        Balance at         charged to                       Balance at
                                       beginning of        costs and                          end of
   Allowance for doubtful accounts        period            expenses      Deductions(A)       period
   -------------------------------        -------           --------      -------------       -------
Year ended December 31, 1996              $ 100,288          (96,124)         95,836          100,000

Year ended December 31, 1995                150,000          (40,000)         (9,712)         100,288

Year ended December 31, 1994                145,000           24,693         (19,696)         150,000

(A)   Recovery (write-off) of uncollectible accounts.

                          ZIMMERMAN SIGN COMPANY
                               EXHIBIT INDEX


All of the following exhibits have heretofore been filed with the Commission, except as noted below, and are incorporated herein by reference:


Exhibit No.                           Title
-----------                           -----

3.1 Form of Amended and Restated Articles of Incorporation of Zimmerman Sign Company.

3.2   Form of Amended and Restated Bylaws of Zimmerman Sign Company.

4.1 Distribution Agreement, dated as of November 26, 1996, by and between Zimmerman Sign Company and Independence Holding Company.

4.2 Registration Rights Agreement, dated as of December 1, 1996, by and between Zimmerman Sign Company and Geneve Holdings, Inc.

10.1 First Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 31, 1996, by and between Zimmerman Sign Company and Comerica Bank-Texas.

10.2 Subordinated Credit Agreement, dated as of October 31, 1996, between Zimmerman Sign Company and Bank of America Illinois.

10.3  Stock Option Plan of Zimmerman Sign Company, dated as of December 1, 1996.

10.4 Form of Amended & Restated Employment Agreement, dated December 1, 1996, by and between Zimmerman Sign Company and David E. Anderson.

10.5 Form of Amended and Restated Employment Agreement, dated December 1, 1996, by and between Zimmerman Sign Company and Tom E. Boner.

10.6 Form of Amended and Restated Employment Agreement, dated December 1, 1996, by and between Zimmerman Sign Company and Michael W. Coppinger.

10.7 Form of Amended and Restated Employment Agreement, dated December 1, 1996, by and between Zimmerman Sign Company and Jeffrey P. Johnson.

10.8 Form of Amended and Restated Employment Agreement, dated December 1, 1996, by and between Zimmerman Sign Company and John T. Griggs.

10.9 First Amendment to Credit Agreement, dated December 31, 1996, between Zimmerman Sign Company and Bank of America Illinois. (1)

10.10 First Amendment to Loan Agreement, dated December 31, 1996, between Zimmerman Sign Company and Comerica Bank-Texas.(1)

27    Financial Data Schedule

99.1 Registration Statement on Form 10/A-2 filed by Zimmerman with the Securities and Exchange Commission and declared effective on December 16, 1996.

-------------------------

(1)  Filed herewith