Form 10-K/A
period 1996-12-31
ZIMMERMAN SIGN CO
filed 1997-04-30
CIK 1027138

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         COMMISSION FILE NUMBER 0-21737

                             ZIMMERMAN SIGN COMPANY

             (Exact name of Registrant as specified in its charter)

                    TEXAS                                       75-0864498
          (State of Incorporation)                 (I.R.S. Employer Identification No.)

     9846 HIGHWAY 31 EAST, TYLER, TEXAS                            75705
  (Address of Principal Executive Offices)                      (Zip Code)

                                  903-535-7400
                               (Telephone Number)

          Securities registered pursuant to Section 12 (b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    1,854,692 shares of common stock were outstanding as of March 17, 1997.

    The aggregate market value of the common stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of such stock as of March 17, 1997 was $2,335,968.

    The Exhibit Index is located on page 35 of this filing.

Documents Incorporated by Reference: none

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 2.  PROPERTIES

    The following table sets forth certain information with respect to Zimmerman's properties, all of which are located in Texas.

  LOCATION               FUNCTION            SQUARE FEET  OWNED OR LEASED
-------------  ----------------------------  -----------  ----------------
Jacksonville   Sign manufacturing               102,000        Leased
               Pole manufacturing                10,000        Owned

Longview       Sign manufacturing                75,000        Owned

Tyler          Corporate Headquarters
               and Customer Service              12,000        Leased

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The following matters were approved by Zimmerman's shareholders' unanimous written consent during the fourth quarter of 1996:

    1. November 1, 1996--the declaration of a special dividend in the aggregate amount of $19,701,000 to the Company's shareholders

    2. December 3, 1996--a 3,863.94 for 1 stock split of the Company's common stock, implementation of the Company's Stock Option Plan, Amended and Restated Articles of Incorporation, and Amended and Restated Bylaws

    3. December 30, 1996--the election of Carl A. Goldman and Roy T.K. Thung as directors

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

    During January and February 1997, based on information available from market makers and NASDAQ, the Company believes the per share prices for the Company's Common Stock were as follows:

       PRICE                  BID                  ASKED
--------------------  --------------------  --------------------
  HIGH        LOW       HIGH        LOW       HIGH        LOW
---------  ---------  ---------  ---------  ---------  ---------
$    4.50  $    2.50  $    3.25  $    2.50  $    4.50  $    3.00

ITEM 6.  SELECTED FINANCIAL DATA

    The following is a summary of selected financial data with respect to the Company for each of the last five years. The selected financial data below should be read in conjunction with the accompanying Financial Statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operation (see Item 7, below).

                                                                            YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1996       1995       1994       1993       1992
                                                             ---------  ---------  ---------  ---------  ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS:
Net Sales..................................................  $  41,275  $  41,667  $  36,427  $  33,001  $  23,941
Costs and Expenses:
  Cost of goods sold.......................................     32,415     32,529     28,227     26,143     19,949
  Selling, general and administrative expenses.............      4,428      4,155      4,024      3,721      3,294
  Management fees..........................................        600        600        600        600        600
  Interest expense, net....................................        996        782        433        291        365
  Stock distribution costs.................................      1,106     --         --         --         --
                                                             ---------  ---------  ---------  ---------  ---------
  Total costs and expenses.................................     39,545     38,066     33,284     30,755     24,208
                                                             ---------  ---------  ---------  ---------  ---------
Income (loss before) federal income taxes..................      1,730      3,601      3,143      2,246       (267)
Federal income taxes.......................................        588      1,224      1,069        768        (91)
                                                             ---------  ---------  ---------  ---------  ---------
Net income (loss)..........................................  $   1,142  $   2,377  $   2,074  $   1,478  $    (176)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
  Total assets.............................................  $  28,154  $  25,957  $  22,287  $  18,097  $  13,578
  Current liabilities......................................      9,462      7,839      8,129      6,287      3,970
  Long-term debt, excluding current installments...........     28,555      9,422      7,839      4,715      3,900
  Stockholders' equity (deficit)(1)........................     (9,863)     8,696      6,319      7,095      5,618
PER SHARE DATA(2)
  Cash dividends declared per common share.................  $   10.62     --      $    1.54     --         --
  Net income (loss) per common share.......................  $     .62  $    1.28  $    1.12  $     .80  $    (.09)
  Book value per common share..............................  $   (5.32) $    4.69  $    3.41  $    3.83  $    3.03

------------------------

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

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to net sales of certain statement of operations items for the periods presented.

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1996       1995       1994
                                                              ---------  ---------  ---------
Net sales...................................................      100.0%     100.0%     100.0%
Cost of goods sold..........................................       78.5       78.1       77.5
Selling, general and administrative expenses................       10.7       10.0       11.1
Management fees.............................................        1.5        1.4        1.6
Interest expense, net.......................................        2.4        1.9        1.2
Stock distribution costs....................................        2.7     --         --
                                                              ---------  ---------  ---------
  Total costs and expenses..................................       95.8       91.4       91.4
                                                              ---------  ---------  ---------
Income before federal income taxes..........................        4.2        8.6        8.6
Federal income taxes........................................        1.4        2.9        2.9
                                                              ---------  ---------  ---------
Net income..................................................        2.8%       5.7%       5.7%
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements and Financial Statement Schedule

                                                                                                                PAGE
                                                                                                                -----
Independent Auditors' Report...............................................................................          13

Financial Statements:

  Balance Sheets at December 31, 1996 and 1995.............................................................          14

  Statements of Operations for the years ended December 31, 1996, 1995 and 1994............................          15

  Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1995 and 1994........          16

  Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994............................          17

  Notes to Financial Statements............................................................................          18

Financial Statement Schedule as of and for the years ended December 31, 1996, 1995 and 1994:

  Schedule II - Valuation and Qualifying Accounts..........................................................          34

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

                                          KPMG Peat Marwick LLP

Dallas, Texas
February 7, 1997

                             ZIMMERMAN SIGN COMPANY
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                  ASSETS (NOTE 4)                                        1996           1995
-----------------------------------------------------------------------------------  -------------  -------------
Current assets:
  Cash.............................................................................  $     132,483  $     107,756
  Accounts receivable, net of allowance for doubtful accounts of $100,000 in 1996
    and $100,288 in 1995 (note 11).................................................     10,140,903      9,283,962
  Inventories (note 2).............................................................     13,607,758     12,658,987
  Prepaids and other current assets................................................        356,372        282,228
  Receivable from parent company (note 10).........................................        126,453         74,925
  Notes and accrued interest receivable (note 10)..................................       --              400,313
                                                                                     -------------  -------------
    Total current assets...........................................................     24,363,969     22,808,171
Property, plant and equipment, net (note 3)........................................      3,152,903      3,068,611
Other assets.......................................................................        637,069         80,313
                                                                                     -------------  -------------
                                                                                     $  28,153,941  $  25,957,095
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
-----------------------------------------------------------------------------------
Current liabilities:
  Current installments of long-term debt (note 4)..................................  $   1,170,000  $     266,750
  Accounts payable.................................................................      5,124,465      5,792,971
  Accrued expenses.................................................................      1,408,615      1,191,888
  Dividend payable (note 5)........................................................      1,000,000       --
  Customer deposits................................................................        758,637        587,101
                                                                                     -------------  -------------
    Total current liabilities......................................................      9,461,717      7,838,710
                                                                                     -------------  -------------
Long-term debt, excluding current installments (note 4)............................     28,555,000      9,422,188
                                                                                     -------------  -------------
Stockholders' equity (deficit) (note 5):
  Preferred stock, $.01 par value. Authorized 2,000,000 shares; none issued........       --             --
  Common stock, $.01 par value. Authorized 15,000,000 shares; 1,854,692 shares
    issued and outstanding (note 6)................................................         18,547         18,547
  Additional paid-in capital.......................................................       --              441,128
  Retained earnings (accumulated deficit)..........................................     (9,881,323)     8,236,522
                                                                                     -------------  -------------
  Total stockholders' equity (deficit).............................................     (9,862,776)     8,696,197
Commitments (notes 7, 9 and 12)
                                                                                     -------------  -------------
                                                                                     $  28,153,941  $  25,957,095
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY
                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
Net sales (note 11).................................................  $  41,275,477     41,666,570     36,426,651
Cost of goods sold..................................................     32,415,051     32,529,430     28,226,620
                                                                      -------------  -------------  -------------
  Gross profit......................................................      8,860,426      9,137,140      8,200,031
Selling, general and administrative expenses........................      4,427,911      4,154,690      4,023,721
Management fees (note 10)...........................................        600,000        600,000        600,000
Interest expense, net...............................................        996,253        781,516        433,482
Stock distribution costs (note 1(a))................................      1,105,917       --             --
                                                                      -------------  -------------  -------------
  Income before federal income taxes................................      1,730,345      3,600,934      3,142,828
Federal income taxes (note 8).......................................        588,317      1,224,317      1,068,595
                                                                      -------------  -------------  -------------
  Net income........................................................  $   1,142,028      2,376,617      2,074,233
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Net income per share................................................  $        0.62           1.28           1.12
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                 See accompanying notes to financial statements

                             ZIMMERMAN SIGN COMPANY

                  STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                     PREFERRED STOCK           COMMON STOCK                      RETAINED       TOTAL
                                  ----------------------  ----------------------  ADDITIONAL     EARNINGS    STOCKHOLDERS'
                                    NUMBER                  NUMBER        PAR       PAID-IN    (ACCUMULATED     EQUITY
                                   OF SHARES   PAR VALUE   OF SHARES     VALUE      CAPITAL      DEFICIT)     (DEFICIT)
                                  -----------  ---------  -----------  ---------  -----------  ------------  ------------
Balances at December 31, 1993...          --   $      --   1,854,692   $  18,547     441,128     6,635,672     7,095,340

Dividends declared..............          --          --          --          --          --    (2,850,000)   (2,850,000)

Net income......................          --          --          --          --          --     2,074,233     2,074,233
                                       -----   ---------  -----------  ---------  -----------  ------------  ------------

Balances at December 31, 1994...          --          --   1,854,692      18,547     441,128     5,859,905     6,319,580

Net income......................          --          --          --          --          --     2,376,617     2,376,617
                                       -----   ---------  -----------  ---------  -----------  ------------  ------------

Balances at December 31, 1995...          --          --   1,854,692      18,547     441,128     8,236,522     8,696,197

Dividends declared..............          --          --          --          --    (441,128)  (19,259,873)  (19,701,001)

Net income......................          --          --          --          --          --     1,142,028     1,142,028
                                       -----   ---------  -----------  ---------  -----------  ------------  ------------

Balances at December 31, 1996...          --   $      --   1,854,692   $  18,547          --    (9,881,323)   (9,862,776)
                                       -----   ---------  -----------  ---------  -----------  ------------  ------------
                                       -----   ---------  -----------  ---------  -----------  ------------  ------------

                See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                           1996           1995           1994
                                                                      --------------  -------------  -------------
Cash flows from operating activities:
  Net income........................................................  $    1,142,028  $   2,376,617  $   2,074,233
  Adjustments to reconcile net income to net cash provided by (used
    in) operating activities:
    Depreciation and amortization...................................         525,988        435,590        349,835
    Provision (credit) for losses on accounts receivable............            (288)       (49,712)         5,000
    Changes in operating assets and liabilities:
    Accounts receivable.............................................        (856,653)    (1,507,427)    (2,705,219)
    Inventories.....................................................        (948,771)    (2,161,980)    (2,159,587)
    Prepaids and other current assets...............................         (74,144)      (131,884)       210,131
    Receivable from/payable to parent company.......................         (51,528)       (26,551)     1,557,947
    Accrued interest receivable.....................................        --              (10,346)       (14,967)
    Other assets....................................................        (556,756)       (17,127)        12,394
    Customer deposits...............................................         171,536       (870,437)       456,366
    Accounts payable and accrued expenses...........................        (451,779)       464,457      1,385,655
                                                                      --------------  -------------  -------------
      Net cash provided by (used in) operating activities...........      (1,100,367)    (1,498,800)     1,171,788
                                                                      --------------  -------------  -------------
Cash flows from investing activities:
  Purchases of property, plant and equipment........................        (610,281)      (693,581)    (1,083,269)
  Proceeds from notes receivable....................................         400,313       --              125,000
                                                                      --------------  -------------  -------------
      Net cash used in investing activities.........................        (209,868)      (693,581)      (958,269)
                                                                      --------------  -------------  -------------
Cash flows from financing activities:
  Dividends paid....................................................     (18,701,001)      --           (2,850,000)
  Proceeds from revolving line of credit............................       5,075,000      2,200,000      2,275,000
  Proceeds from subordinated debt...................................      10,000,000       --            1,000,000
  Proceeds from term loan...........................................       6,000,000        750,000       --
  Principal payments on long-term debt..............................      (1,038,938)    (1,250,750)      (150,750)
                                                                      --------------  -------------  -------------
      Net cash provided by financing activities.....................       1,335,062      1,699,250        274,250
                                                                      --------------  -------------  -------------
Net increase (decrease) in cash.....................................          24,727       (493,131)       487,769
Cash at beginning of year...........................................         100,756        600,887        113,118
                                                                      --------------  -------------  -------------
Cash at end of year.................................................  $      132,483  $     107,756  $     600,887
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------

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

    Property, plant and equipment are depreciated and amortized using the straight-line method over the following estimated useful lives of the respective assets or lease terms, if shorter:

                                                                                 ESTIMATED LIFE
                                                                                   (IN YEARS)
                                                                                 ---------------
Building.......................................................................            25
Manufacturing equipment........................................................         5 - 8
Transportation equipment.......................................................         3 - 7
Leasehold improvements.........................................................        5 - 15
Office furniture and equipment.................................................         3 - 8

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

    (f) INCOME TAXES

    Through December 31, 1996, the Company is included in the consolidated federal income tax return filed by IHC. Under a tax sharing agreement with Holdings, the Company is required to pay to Holdings

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1996 AND 1995

(1) GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) total income taxes (both current and deferred) computed for financial reporting purposes as determined as if the Company filed a separate income tax return.

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

    (i) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

    (j) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1996 AND 1995

(1) GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (k) NET INCOME PER SHARE

    Net income per share is based on 1,854,688 weighted average shares outstanding during each period presented after giving retroactive effect to the common stock split described in note 5.

(2) INVENTORIES

    A summary of inventories at December 31, 1996 and 1995 follows:

                                                                               1996           1995
                                                                           -------------  -------------
Raw materials............................................................  $   5,594,473  $   5,375,196
Work in process..........................................................      5,268,782      5,609,708
Finished goods...........................................................      2,744,503      1,674,083
                                                                           -------------  -------------
                                                                           $  13,607,758  $  12,658,987
                                                                           -------------  -------------
                                                                           -------------  -------------

(3) PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment at December 31, 1996 and 1995 follows:

                                                                                  1996          1995
                                                                              ------------  ------------
Land........................................................................  $    343,730  $    343,730
Building....................................................................     1,585,737     1,550,504
Manufacturing equipment.....................................................     2,047,101     1,783,642
Transportation equipment....................................................       147,663       129,201
Leasehold improvements......................................................     1,294,508     1,252,646
Office furniture and equipment..............................................     1,821,307     1,580,412
                                                                              ------------  ------------
                                                                                 7,240,046     6,640,135
Less accumulated depreciation and amortization..............................     4,087,143     3,571,524
                                                                              ------------  ------------
                                                                              $  3,152,903  $  3,068,611
                                                                              ------------  ------------
                                                                              ------------  ------------

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1996 AND 1995

(4) LONG-TERM DEBT

    Long-term debt consists of the following at December 31, 1996 and 1995:

                                                                                           1996           1995
                                                                                       -------------  ------------
Revolving line of credit to a bank, due July 31, 1999, monthly interest at prime plus
  .25% or LIBOR plus 2.75% (8.41% at December 31, 1996)..............................  $  13,725,000  $  8,650,000
Secured term note payable to a bank, due September 1, 2004, monthly payments ($79,000 through June 1, 1997, $116,000 through December 1, 1997, and $137,000 thereafter)
  plus interest at prime plus 1.125% or LIBOR plus 3.575% (9.16% at December 31,
  1996)..............................................................................      6,000,000       --
Subordinated notes, due October 31, 2001, quarterly payments of interest at prime
  plus 0.5% or bank off-shore rate plus 1.6875% (7.19% at December 31, 1996).........     10,000,000       --
Secured note payable to a bank, paid in 1996.........................................       --              68,000
Secured note payable to a bank, paid in 1996.........................................       --             320,938
Secured note payable to a bank, paid in 1996.........................................       --             650,000
                                                                                       -------------  ------------
                                                                                          29,725,000     9,688,938
Less current installments............................................................      1,170,000       266,750
                                                                                       -------------  ------------
                                                                                       $  28,555,000  $  9,422,188
                                                                                       -------------  ------------
                                                                                       -------------  ------------

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

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1996 AND 1995

(4) LONG-TERM DEBT (CONTINUED)
    The aggregate maturities of long-term debt are as follows:

Year ending December 31:
1997...........................................................  $1,170,000
1998...........................................................   1,644,000
1999...........................................................  15,058,000
2000...........................................................     400,000
2001...........................................................  10,400,000
Thereafter.....................................................   1,053,000
                                                                 ----------
  Total........................................................  $29,725,000
                                                                 ----------
                                                                 ----------

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

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1996 AND 1995

(7) LEASES (CONTINUED)
    Approximate future minimum lease payments and rents and sublease receipts under operating lease commitments with initial or noncancellable terms in excess of one year as of December 31, 1996 follow:

                                                                                  OPERATING    OPERATING
                                                                                    LEASE      SUBLEASE
                                                                                   PAYMENTS    RECEIPTS
                                                                                  ----------  -----------
Year ending December 31:
  1997..........................................................................  $  296,511   $  64,800
  1998..........................................................................     252,490      64,800
  1999..........................................................................     125,975      64,800
  2000..........................................................................      29,880      27,000

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

    The provision for income taxes approximates statutory rates for 1996, 1995 and 1994 and was computed in all material respects as if the Company filed a separate income tax return. Income tax expense consists of the following:

                                                                     1996         1995          1994
                                                                  ----------  ------------  ------------
Current expense.................................................  $  622,456  $  1,209,294  $  1,144,043
Deferred expense (benefit)......................................     (34,139)       15,023       (75,448)
                                                                  ----------  ------------  ------------
                                                                  $  588,317  $  1,224,317  $  1,068,595
                                                                  ----------  ------------  ------------
                                                                  ----------  ------------  ------------

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1996 AND 1995

(8) INCOME TAXES (CONTINUED)
    Deferred federal income taxes result from temporary differences in reporting income and expenses for financial and tax purposes. A summary of the source and tax effect of these differences follows:

                                                                         1996        1995        1994
                                                                      ----------  ----------  ----------
Excess tax depreciation over book depreciation......................  $   21,332  $   36,197  $    4,410
Bad debt expense less (greater) than actual write-offs allowable for
  tax purposes......................................................          98      16,902      (1,700)
Costs capitalized for tax purposes and expensed for financial
  reporting purposes................................................     (55,569)    (38,076)    (78,158)
                                                                      ----------  ----------  ----------
    Deferred expense (benefit)......................................  $  (34,139) $   15,023  $  (75,448)
                                                                      ----------  ----------  ----------
                                                                      ----------  ----------  ----------

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

(10) RELATED PARTY TRANSACTIONS

    Management fees paid to Holdings were $600,000 in each of the years 1996, 1995 and 1994. In addition, the Company pays federal income taxes, if any, to Holdings (see note 8). The account balances are noninterest bearing. Following is a summary of transactions included in the receivable from parent company:

                                                                                 1996          1995
                                                                             ------------  -------------
Transfers of cash to Holdings..............................................  $  1,239,844  $   1,850,868
Federal income tax expense.................................................      (588,316)    (1,224,317)
Management fees............................................................      (600,000)      (600,000)
Receivable from parent company at beginning of year........................        74,925         48,374
                                                                             ------------  -------------
Receivable from parent company at end of year..............................  $    126,453  $      74,925
                                                                             ------------  -------------
                                                                             ------------  -------------

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

                           DECEMBER 31, 1996 AND 1995

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information relating to the directors and executive officers of the Company.

NAME                           AGE                                     POSITION
-------------------------      ---      -----------------------------------------------------------------------
David E. Anderson                  52   Chairman and Director

Tom E. Boner                       58   President, Treasurer and Director

Michael W. Coppinger               50   Vice President--Sales

John T. Griggs                     39   Vice President--Manufacturing

Jeffrey P. Johnson                 35   Vice President, Chief Financial Officer and Secretary

Michael St. Onge                   50   Vice President--Customer Service

Carl A. Goldman                    62   Director

Steven B. Lapin                    51   Director

Roy T. K. Thung                    52   Director

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

    Michael W. Coppinger has been Vice-President-Sales of Zimmerman since 1987, having joined Zimmerman in 1982 as a Regional Sales Manager. From 1973 to 1981, he was with State Sign of Houston as a sales representative and was a Branch Manager for Bajon Sign of Corpus Christi from 1981 to 1982.

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

    Carl A. Goldman is co-founder and has been President and Chief Executive Officer of Corporate Capital Consultants, Inc. since its inception in 1974. Prior thereto, he spent ten years in the investment banking department of three Wall Street firms and five years as Treasurer of The Franklin Corporation, a small business investment company. Mr. Goldman has been a consultant to Zimmerman and IHC since February 1996. Mr. Goldman became a director of Zimmerman as of December 31, 1996.

    Steven B. Lapin has been a Director of Zimmerman since August 1992. He has been President and Chief Operating Officer of Independence Holding Company since November 1993, and for more than two years prior thereto, was its Executive Vice President--Operations. Mr. Lapin has also been President and Chief Operating Officer of Geneve Corporation since October 1993, and for more than two years prior thereto, was Executive Vice President and Chief Operating Officer of Geneve Corporation. Mr. Lapin is also a director of Independence Holding Company and Geneve Corporation.

    Roy T. K. Thung has been a Director of Independence Holding Company since December 1990. He has also served as Executive Vice President and Chief Financial Officer of Independence Holding Company since November 1993, and for more than two years prior thereto was Senior Vice President, Chief Financial Officer and Treasurer of Independence Holding Company. Mr. Thung has also been Executive Vice President and Chief Financial Officer of Geneve Corporation since November 1993, and for more than two years prior thereto was Senior Vice President and Chief Financial Officer of Geneve Corporation. Mr. Thung became a director of Zimmerman as of December 31, 1996.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    The Company's directors, executive officers, and any person holding more than ten percent of Zimmerman's Common Stock are required under the federal securities laws to report their initial ownership of Zimmerman's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission ("SEC"). Zimmerman is required to disclose any late filings of those reports. During the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to directors, executive officers and greater than ten percent beneficial owners were complied with except for late filings of Form 3 by each of Messrs. Anderson, Boner, Coppinger, Johnson, Griggs and St. Onge in connection with their ownership of stock of Zimmerman at the time Zimmerman's registration statement became effective. In making this disclosure, the Company has relied solely on the representations of its directors, executive officers and its ten percent holders and copies of the reports that they have filed with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth compensation paid by Zimmerman to its chief executive officer and the four next most highly compensated executive officers for the years ended December 31, 1996, 1995, and 1994.

                                                                                      LONG TERM COMPENSATION
                                                                     --------------------------------------------------------
                                                                                AWARDS                      PAYOUTS
                                             ANNUAL COMPENSATION     ----------------------------  --------------------------
                                                                                      RESTRICTED     SECURITY
NAME AND PRINCIPAL                         ------------------------   OTHER ANNUAL       STOCK      UNDERLYING       LTIP
POSITION                          YEAR      SALARY($)    BONUS($)     COMPENSATION    AWARDS ($)      OPTIONS     PAYOUTS ($)
------------------------------  ---------  -----------  -----------  ---------------  -----------  -------------  -----------

David E. Anderson.............       1996     188,000            0         --             --            --            --
  Chairman (1)                       1995     188,000       52,441         --             --            --            --
                                     1994     182,000      118,000         --             --            --            --

Tom E. Boner..................       1996     155,500       40,000         --             --            --            --
  President and Treasurer            1995     150,500       43,410         --             --            --            --
                                     1994     145,000       80,856         --             --            --            --

Michael W. Coppinger..........       1996     104,300       20,000         --             --            --            --
  Vice President--Sales              1995     100,000       25,033         --             --            --            --
                                     1994      96,000       47,600         --             --            --            --

John T. Griggs................       1996     104,300       20,000         --             --            --            --
  Vice President--                   1995     100,000       24,534         --             --            --            --
  Manufacturing                      1994      96,200       50,800         --             --            --            --

Jeffrey P. Johnson............       1996     104,300       20,000         --             --            --            --
  Vice President and                 1995     100,000       25,033         --             --            --            --
  Chief Financial Officer            1994      95,000       47,600         --             --            --            --


NAME AND PRINCIPAL                  ALL OTHER
POSITION                        COMPENSATION(2) $
------------------------------  -----------------
David E. Anderson.............        352,180
  Chairman (1)                          3,120
                                          744
Tom E. Boner..................        331,454
  President and Treasurer               2,652
                                          744
Michael W. Coppinger..........        135,854
  Vice President--Sales                 2,020
                                          714
John T. Griggs................         70,654
  Vice President--                      2,020
  Manufacturing                           716
Jeffrey P. Johnson............        135,854
  Vice President and                    2,020
  Chief Financial Officer                 707

------------------------

(1) Mr. Anderson's compensation includes amounts received from Zimmerman Holdings, Inc., which had been Zimmerman's majority shareholder prior to the spin-off.

(2) Represents dollar value of premiums paid for term life insurance, contributions made under Zimmerman's 401(k) savings plan instituted in 1995, and other compensation. All amounts for 1994 represent term life insurance premiums. The amounts for 1995 and 1996 term life insurance for all executive officers were $744 and $704 respectively. 1996 All Other Compensation amounts for Messrs. Boner, Coppinger, Griggs and Johnson include payments to them by Zimmerman in November 1996 in the amounts of $326,000, $130,400, $65,200 and $130,400, respectively in consideration of the termination of all of their options to acquire Zimmerman Common stock; the balance of 1995 and 1996 All Other Compensation for each executive officer represents 401(k) contributions, except for Mr. Anderson, who also received $350,000 as a one-time fee in consideration for services performed in connection with the refinancing of Zimmerman's indebtedness.

EMPLOYMENT AGREEMENTS

    Mr. Anderson has entered into an amendment and restatement of his existing employment agreement with Zimmerman for a term of four years commencing January 1, 1997 which, at the end of such initial four-year term, is automatically renewable for continuous one-year periods unless earlier terminated in accordance with the terms of the agreement. Pursuant to such agreement, Mr. Anderson's annual base salary is not less than $125,000, as fixed by Zimmerman's Board of Directors from time to time. Mr. Anderson is eligible also for a bonus of up to 60% of his base salary, the amount of such bonus earned to be based upon quantitative and qualitative benchmarks. Prior to December 31, 1999, under certain circumstances after (a) a change of control of Zimmerman, (b) the termination of Mr. Anderson's employment without cause or (c) his death or disability, Mr. Anderson is entitled to a severance payment in the amount of four years then-base salary plus the maximum earnable bonus. If such events occur on or after December 31, 1999, Mr. Anderson is entitled to a severance payment in the amount of three years' then-base salary plus three times the greater of 50% of the maximum earnable bonus and the most recent bonus earned.

    Mr. Boner has entered into an amendment and restatement of his existing employment agreement with Zimmerman for a term of three years commencing January 1, 1997 which, at the end of such initial three-year term, is automatically renewable for continuous one-year periods unless earlier terminated in accordance with the agreement. Pursuant to such agreement, Mr. Boner's annual base salary is not less than $155,000, as fixed by Zimmerman's Board of Directors from time to time. In addition to his annual base salary under the agreement, Mr. Boner will receive supplemental salary payments of $45,000 for each of 1997 and 1998. Additionally, Mr. Boner is eligible to receive a bonus of up to 60% of his base salary (exclusive of the supplemental salary payments), the amount of such bonus earned to be based upon quantitative and qualitative benchmarks. Under certain circumstances after (a) a change of control of Zimmerman, (b) the termination of Mr. Boner's employment without cause or (c) his death or disability, Mr. Boner is entitled to a severance payment equal to three years' then-base salary (exclusive of the supplemental salary payments) plus three times the maximum earnable bonus.

    Each of Messrs. Coppinger, Johnson and Griggs has entered into an amendment and restatement of his existing employment agreement with Zimmerman for a term of two years commencing January 1, 1997 which, at the end of such initial two-year term, is automatically renewable for continuous one-year periods unless earlier terminated in accordance with the agreement. Pursuant to such agreements, Messrs. Coppinger, Johnson, and Griggs each will receive an annual base salary of not less than $104,000, as fixed by Zimmerman's Board of Directors from time to time. In addition to the annual base salary under his employment agreement, each of these individuals will receive a supplemental salary payment for each of 1997 and 1998 of $17,000, $11,500, and $11,500, respectively. Additionally, each of these officers is eligible to receive a bonus of up to 50% of his base salary, the amount of such bonus earned to be based upon quantitative and qualitative benchmarks. Under certain circumstances after (a) a change of control of Zimmerman, (b) the termination of such officer's employment without cause or (c) such officer's death or disability, such officer is entitled to a severance payment equal to two year's then-base salary (exclusive of the supplemental salary payments) plus two times the maximum earnable bonus.

STOCK OPTION PLAN

    In November 1996, Zimmerman's Board of Directors adopted, and its shareholders approved, the Stock Option Plan. The purpose of the Stock Option Plan is to provide employees, officers and directors with additional incentives by increasing their proprietary interest in Zimmerman. The aggregate number of shares of Zimmerman Common Stock with respect to which options may be granted may not exceed 185,000 shares.

    The Stock Option Plan provides for the grant of incentive stock options ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options (collectively "Awards"). The Stock Option Plan is administered by the Compensation Committee. The Compensation Committee has, subject to the terms of the Stock Option Plan, the sole authority to grant Awards under the Stock Option Plan, to construe and interpret the Stock Option Plan and to make all other determinations and take any and all actions necessary or advisable for the administration of the Stock Option Plan.

    All of Zimmerman's full-time, salaried employees and members of the Board of Directors are eligible to receive Awards under the Stock Option Plan. Options will be exercisable during the period specified in each option agreement and will generally be exercisable in installments pursuant to a vesting schedule to be designated by the Compensation Committee. The provisions of option agreements may provide for the acceleration of the exercisability in the event of certain events including certain reorganizations and changes in control of Zimmerman. No option will remain exercisable later than ten years after the date of grant. The exercise prices for ISO's granted under the Stock Option Plan may be no less than the fair market value of the Zimmerman Common Stock on the date of grant. The exercise prices of nonqualified stock options are set by the Compensation Committee.

    There are no federal income tax consequences upon the grant of an option under the Stock Option Plan. Upon exercise of a nonqualified option, the optionee generally will recognize ordinary income in the amount equal to the difference between the fair market value of the option shares at the time of exercise and the exercise price, and Zimmerman is generally entitled to a corresponding tax deduction. When an optionee sells shares issued upon the exercise of a non-qualified stock option, the optionee realizes short-term or long-term capital gain or loss, depending on the length of the holding period, but Zimmerman is not entitled to any tax deduction in connection with such sale.

    An optionee will not be subject to federal income taxation upon the exercise of ISO's granted under the Stock Option Plan, and Zimmerman will not be entitled to a federal income tax deduction by reason of such exercise. A sale of shares of Zimmerman Common Stock acquired upon exercise of an ISO that does not occur within one year after the exercise or within two years after the grant of the option generally will result in the recognition of long-term capital gain or loss by the optionee in the amount of the difference between the amount realized on the sale and the exercise price, and Zimmerman is not entitled to any tax deduction in connection therewith. If the sale of the shares received upon exercise of an ISO occurs within one year after the exercise or within two years from the date of the option grant (a "disqualifying disposition"), the optionee generally will recognize ordinary income equal to the lesser of (i) the excess of the fair market value of the shares on the date of exercise of the options over the exercise price or (ii) the excess of the amount realized on the sale of the shares over the exercise price. Any amount realized on a disqualifying disposition in excess of the amount treated as ordinary income will be long-term or short-term capital gain, depending upon the length of time the shares were held. Zimmerman generally will be entitled to a tax deduction on a disqualifying disposition corresponding to the ordinary income recognized by the optionee.

    As of April 15, 1997, Zimmerman granted options under the Stock Option Plan to Mr. Goldman to purchase 10,000 shares. Zimmerman has granted, as of January 1, 1997, options under the Stock Option Plan to purchase 38,639 shares, 7,728 shares, 15,456 shares and 15,456 shares to Messrs. Boner, Griggs, Johnson and Coppinger, respectively.

401(K) SAVINGS PLAN

    Zimmerman has a defined contribution savings plan (the "Savings Plan") covering all full-time employees who have at least one year of service and who are not members of a collective bargaining unit. Messrs. Anderson, Boner and Johnson are the Savings Plan trustees. Participants in the Savings Plan may make salary-reduction contributions pursuant to Section 401(k) of the Code. Zimmerman makes matching contributions to each participant's account (not to exceed 50% of a participant's contribution), up to a maximum of 3% of a participant's monthly compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Zimmerman paid Mr. Goldman $58,578 for consulting services performed in 1996. No other directors have interlocking or other relationships with other boards or Zimmerman that require disclosure under Item 402(j) or Item 404 of SEC Regulation S-K.

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

    Prior to December 31, 1996, Zimmerman did not have a Compensation Committee, and executive compensation was set by the Board of Directors. Under the guidance of the Board, compensation policies have been designed which align executive compensation to performance in areas key to Zimmerman's long-term success. Zimmerman's compensation objective is to maximize shareholder value by attracting, rewarding, and retaining highly qualified and productive individuals and by motivating executives and key employees toward achieving Zimmerman's strategic goals and plans. The key components of Zimmerman's executive compensation are base salary and annual incentive awards.

    The Board annually reviews and establishes base salaries, which are at levels that the Board believes are competitive with industry and regional pay practices and economic conditions. In determining appropriate salary levels, the Board considers criteria including the individual's level and scope of responsibility and performance contributions, as well as internal and market comparisons. Zimmerman awards annual cash incentive bonuses to reward executive officers and other key employees based upon individual performance and the achievement of specific financial and operational goals determined for the year.

    In regard to Mr. Anderson, in 1996, he participated in Zimmerman's profit incentive plan under which he was entitled to earn a cash incentive bonus of up to 60% of base salary. The plan had an escalating schedule under which profit incentive awards were linked to year-to-year improvement in Zimmerman's pre-tax income. Through this mechanism, approximately two-thirds of Mr. Anderson's achievable bonus in 1996 was directly tied to profit improvement. The remaining one-third of Mr. Anderson's maximum earnable bonus was based upon the completion of other specific corporate objectives established for such year.

    Messrs. Boner, Coppinger, Griggs and Johnson also participate in Zimmerman's profit incentive plan. As in the case of Mr. Anderson, the bonus awards listed in the Summary Compensation Table for Messrs. Boner, Coppinger, Griggs and Johnson reflect cash incentive awards under such plan.

    Under the Stock Option Plan, Zimmerman's executive officers will be eligible to receive stock option grants at the discretion of the Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Listed below are the number of shares of Common Stock beneficially owned as of April 15, 1997 by the holders of more than 5% of the Common Stock of the Company.

                                                                                COMMON STOCK    PERCENT
                                                                               --------------  ---------
Geneve Holdings, Inc. (1)....................................................       818,579       44.14%
  96 Cummings Point Road
  Stamford, CT. 06902
David E. Anderson............................................................       252,423       13.61%
  8350 N. Central Expressway
  Suite 600
  Dallas, TX 75206
Tom E. Boner.................................................................       100,462        5.31%
  9846 Highway 31 East
  Tyler, TX 75705

------------------------

(1) According to (i) information disclosed in Schedule 13D dated January 6, 1997 of Geneve Holdings, Inc. (together with its affiliates also referred to herein as "GHI") supplemented by (ii) information provided to the Company by GHI in response to a Company questionnaire, GHI is the beneficial owner of 818,579 shares of Common Stock. By virtue of his ownership of capital stock of GHI, Mr. Edward Netter, Chairman of GHI, may be deemed to be the controlling person thereof. Mr. Netter disclaims beneficial ownership as to shares of Zimmerman Common Stock owned by GHI.

    To the best knowledge of the Company, each of GHI, Mr. Anderson and Mr. Boner has sole investment and voting power with respect to the shares listed above, and no other person or persons acting in concert own beneficially more than 5% of the Common Stock.

    The following table sets forth for each director of the Company, the Chairman and the three other most highly compensated executive officers of the Company for the year ended December 31, 1996, and for all directors and executive officers of the Company as a group, information regarding beneficial ownership of Common Stock as of April 15, 1997.

                                                                                            PERCENT OF
                                                                      NUMBER OF               CLASS
NAME                                                                    SHARES           ENTITLED TO VOTE
-------------------------------------------------------------  ------------------------  ----------------
David E. Anderson............................................    252,423                       13.61%

Tom E. Boner.................................................    100,462(1)                     5.31%

Michael W. Coppinger.........................................     38,639(2)                     2.07%

Carl A. Goldman..............................................     10,000(3)                     *

John T. Griggs...............................................     23,183(4)                     1.24%

Jeffrey P. Johnson...........................................     30,911(5)                     1.65%

Steven B. Lapin..............................................        100                        *

Roy T.K. Thung...............................................        250                        *

All directors and executive officers as a group (9
  persons)...................................................           (1)(2)(3)(4)(5)        23.88%

------------------------

*   Represents less than 1% of the outstanding Common Stock.

(1) Includes 36,639 shares of Common Stock subject to options granted to Mr. Boner in January 1997 all of which shares are presently exercisable.

(2) Includes 15,456 shares of Common Stock subject to options granted to Mr. Coppinger in January 1997 all of which shares are presently exercisable.

(3) Constitutes 10,000 shares of Common Stock subject to options granted to Mr. Goldman on April 15, 1997, all of which shares are presently exercisable.

(4) Includes 7,728 shares of Common Stock subject to options granted Mr. Griggs in January 1997 all of which shares are presently exercisable.

(5) Includes 15,456 shares of Common Stock subject to options granted to Mr. Johnson in January 1997 all of which shares are presently exercisable.

    The Company was a majority owned subsidiary of Independence Holding Company ("IHC") until December 31, 1996, when IHC distributed all of its investment in the Company to holders of IHC's common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company paid Mr. Goldman $58,578 for consulting services performed in 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)     Financial Statements: See Index to Financial Statements and Financial Statement
             Schedule on page 12.
(a)(2)     Financial Statement Schedule: See Index to Financial Statements and Financial
             Statement Schedule on page 12.
(a)(3)     Exhibits: See Exhibit Index on page 35.
(b)        Reports on Form 8-K: No report on Form 8-K was filed during the quarter ended
             December 31, 1996. The Company filed a Form 8-K on January 14, 1997 regarding the
             Company's spin-off from Independence Holding Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1997.

                                ZIMMERMAN SIGN COMPANY  (Registrant)

                                By:            /s/ DAVID E. ANDERSON
                                     -----------------------------------------
                                            David E. Anderson, CHAIRMAN
                                           (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 30th day of April, 1997.

       /s/ TOM E. BONER
------------------------------  Director, President
         Tom E. Boner

     /s/ CARL A. GOLDMAN
------------------------------  Director
       Carl A. Goldman

     /s/ STEVEN B. LAPIN
------------------------------  Director
       Steven B. Lapin

      /s/ ROY T.K. THUNG
------------------------------  Director
        Roy T.K. Thung

                             ZIMMERMAN SIGN COMPANY
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                             ADDITIONS
                                                               BALANCE AT   CHARGED TO                  BALANCE AT
                                                              BEGINNING OF   COSTS AND                    END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS                                  PERIOD      EXPENSES    DEDUCTIONS(A)    PERIOD
------------------------------------------------------------  ------------  -----------  -------------  ----------
Year ended December 31, 1996................................   $  100,288    $ (96,124)   $    95,836   $  100,000
Year ended December 31, 1995................................      150,000      (40,000)        (9,712)     100,288
Year ended December 31, 1994................................      145,000       24,693        (19,696)     150,000

------------------------

(A) Recovery (write-off) of uncollectible accounts.

                             ZIMMERMAN SIGN COMPANY
                                 EXHIBIT INDEX

    All of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference:

 EXHIBIT NO.                                                TITLE
-------------  ------------------------------------------------------------------------------------------------
       3.1     Form of Amended and Restated Articles of Incorporation of Zimmerman Sign Company.
       3.2     Form of Amended and Restated Bylaws of Zimmerman Sign Company.
       4.1     Distribution Agreement, dated as of November 26, 1996, by and between Zimmerman Sign Company and
                 Independence Holding Company.
       4.2     Registration Rights Agreement, dated as of December 1, 1996, by and between Zimmerman Sign
                 Company and Geneve Holdings, Inc.
      10.1     First Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 31,
                 1996, by and between Zimmerman Sign Company and Comerica Bank-Texas.
      10.2     Subordinated Credit Agreement, dated as of October 31, 1996, between Zimmerman Sign Company and
                 Bank of America Illinois.
      10.3     Stock Option Plan of Zimmerman Sign Company, dated as of December 1, 1996.
      10.4     Form of Amended & Restated Employment Agreement, dated December 1, 1996, by and between
                 Zimmerman Sign Company and David E. Anderson.
      10.5     Form of Amended and Restated Employment Agreement, dated December 1, 1996, by and between
                 Zimmerman Sign Company and Tom E. Boner.
      10.6     Form of Amended and Restated Employment Agreement, dated December 1, 1996, by and between
                 Zimmerman Sign Company and Michael W. Coppinger.
      10.7     Form of Amended and Restated Employment Agreement, dated December 1, 1996, by and between
                 Zimmerman Sign Company and Jeffrey P. Johnson.
      10.8     Form of Amended and Restated Employment Agreement, dated December 1, 1996, by and between
                 Zimmerman Sign Company and John T. Griggs.
      10.9     First Amendment to Credit Agreement, dated December 31, 1996, between Zimmerman Sign Company and
                 Bank of America Illinois.
      10.10    First Amendment to Loan Agreement, dated December 31, 1996, between Zimmerman Sign Company and
                 Comerica Bank-Texas.
      27       Financial Data Schedule
      99.1     Registration Statement on Form 10/A-2 filed by Zimmerman with the Securities and Exchange
                 Commission and declared effective on December 16, 1996.