Form 10-Q
period 1997-03-31
ZIMMERMAN SIGN CO
filed 1997-05-15
CIK 1027138

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Period Ended: March 31, 1997
                         Commission File Number: 0-21737

                             Zimmerman Sign Company
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         TEXAS                                        75-0864498
----------------------------               ----------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

9846 HIGHWAY 31 EAST, TYLER, TEXAS                                    75705
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code: (903) 535-7400

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No __.

                1,854,692 SHARES OF COMMON STOCK, $0.01 PAR VALUE
--------------------------------------------------------------------------------
                   Common Stock Outstanding as of May 9, 1997

                             ZIMMERMAN SIGN COMPANY

                                      INDEX


PART I - FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------

Item 1.  Interim Financial Statements

            Balance Sheets as of March 31, 1997 (unaudited)
               and December 31, 1996 ......................................   1

            Statements of Operations (unaudited) for the three months ended
               March 31, 1997 and 1996......................................  2

            Statements of Cash Flows (unaudited) for the three months ended
               March 31, 1997 and 1996......................................  3

            Notes to Financial Statements...................................  4

Item 2.  Management's Discussion and Analysis of Results of Operations and
            Financial Condition.............................................  5

PART II - OTHER INFORMATION

Item 1    Legal Proceedings.................................................  7

Item 2    Changes in Securities.............................................  7

Item 3    Default Upon Senior Securities....................................  7

Item 4    Submission of Matters to a Vote of Security Holders...............  7

Item 5    Other Information.................................................  7

Item 6    Exhibits and Reports on Form 8-K..................................  7

          Signatures........................................................  7

                             ZIMMERMAN SIGN COMPANY
                                 Balance Sheets
                      March 31, 1997 and December 31, 1996

                      Assets                                          1997            1996
                      ------                                       -----------     -----------
                                                                   (Unaudited)
Current assets:
   Cash                                                            $    64,275     $   132,483
   Accounts receivable, net of allowance for doubtful accounts
     of $95,992 in 1997 and $100,000 in 1996                         7,950,047      10,140,903
   Inventories                                                      14,637,144      13,607,758
   Prepaids and other current assets                                   845,765         482,825
   Deferred tax assets                                                 491,696            --
                                                                   -----------     -----------
            Total current assets                                    23,988,927      24,363,969
Property, plant and equipment, net                                   3,043,765       3,152,903
Other assets                                                           600,827         637,069
                                                                   -----------     -----------
                                                                   $27,633,519     $28,153,941
                                                                   ===========     ===========
     Liabilities and Stockholders' Deficit
     --------------------------------------
Current liabilities:

   Current installments of long-term debt                          $ 1,323,000     $ 1,170,000
   Accounts payable                                                  6,057,791       5,124,465
   Accrued expenses                                                  1,193,531       1,408,615
   Dividend payable                                                  1,000,000       1,000,000
   Customer deposits                                                   732,385         758,637
                                                                   -----------     -----------
            Total current liabilities                               10,306,707       9,461,717
                                                                   -----------     -----------

Long-term debt, excluding current installments                      26,490,000      28,555,000
                                                                   -----------     -----------

Stockholders' deficit
   Preferred stock, $.01 par value. Authorized 2,000,000
     shares; none issued
   Common stock, $.01 par value. Authorized 15,000,000
     shares; 1,854,692 shares issued and outstanding                    18,547          18,547
   Accumulated deficit                                              (9,181,735)     (9,881,323)
                                                                   -----------     -----------
            Total stockholders' deficit                             (9,163,188)     (9,862,776)
   Commitments
                                                                   -----------     -----------
                                                                   $27,633,519     $28,153,941
                                                                   ===========     ===========

See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY

                            Statements of Operations

                   Three Months Ended March 31, 1997 and 1996

                                   (Unaudited)

                                             1997        1996
                                         -----------  ----------
Net sales                                $10,143,941  $9,060,078

Cost of goods sold                         7,900,207   7,237,408
                                         -----------  ----------
     Gross profit                          2,243,734   1,822,670

Selling, general and administrative
   expenses                                1,375,485   1,142,485

Management fees                                 --       150,000

Interest expense, net                        606,879     169,334
                                         -----------  ----------
     Income before federal income taxes      261,370     360,851

Federal income taxes                          88,818     122,689
                                         -----------  ----------
     Net income                          $   172,552  $  238,162
                                         ===========  ==========

Net income per share                     $      0.09  $     0.13
                                         ===========  ==========

Weighted average number of shares          1,854,692   1,854,692
                                         ===========  ==========

See accompanying notes to financial statements

                             ZIMMERMAN SIGN COMPANY
                            Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                               1997          1996
                                                           -----------   ------------
Cash flows from operating activities:

  Net income                                               $   172,552   $   238,162

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                              178,034       120,700

    Provision (credit) for losses on accounts receivable        (4,008)       92,114

    Changes in operating assets and liabilities:

      Accounts receivable                                    2,194,864     1,173,362

      Inventories                                           (1,029,386)   (1,675,724)

      Prepaids and other current assets                       (362,946)       49,015

      Deferred tax assets                                       35,340          --

      Other assets                                             (10,295)       (7,289)

      Customer deposits                                        (26,253)      521,035

      Accounts payable and accrued expenses                    718,242      (291,780)
                                                           -----------   -----------

        Net cash provided by operating activities            1,866,150       291,595
                                                           -----------   -----------

Cash flows used in investing activities - Purchases of
 property, plant and equipment                                 (22,358)     (289,442)
                                                           -----------   -----------
Cash flows from financing activities:

    Payments of revolving line of credit                    (1,675,000)         --

    Principal payments on long-term debt                      (237,000)      (75,188)
                                                           -----------   -----------

        Net cash used in financing activities               (1,912,000)      (75,188)
                                                           -----------   -----------

Net decreases in cash                                          (68,208)      (73,035)

Cash at beginning of period                                    132,483       107,756
                                                           -----------   -----------

Cash at end of period                                      $    64,275   $    34,721
                                                           ===========   ===========

Supplemental disclosures of cash flow information -
 Cash paid during the year for:
    Interest                                               $   577,143   $   190,760
    Income taxes                                                 --            --
                                                           ===========   ===========

See accompanying notes to financial statements

                             ZIMMERMAN SIGN COMPANY
                          Notes to Financial Statements

1. Basis of Presentation

   The balance sheet as of March 31, 1997, the statements of operations for the three months ended March 31, 1997 and March 31, 1996, and statements of cash flows for the three months ended March 31, 1997 and March 31, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1997 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders.
   The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

2. Deferred Tax Assets

   In conjunction with the spin-off of Zimmerman Sign Company (the Company) from its former parent, Independence Holding Company, on December 31, 1996, deferred tax assets of $527,000, formerly recorded by Independence Holding Company on their financial statements are available to the Company and were recorded as an increase to retained earnings on January 1, 1997.

                                     ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ATTACHED UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO, AND WITH THE COMPANY'S AUDITED FINANCIAL STATEMENTS AND NOTES THERETO FOR THE YEAR ENDED DECEMBER 31, 1996.

The Company's net sales for the three month period ending March 31, 1997 increased 12.0% to $10,144,000 from $9,060,000 for the same period last year. The net sales increase is primarily due to increased sales to petroleum customers.

The Company's gross profit for the three months ended March 31, 1997 increased to 22.1% from 20.1% for the same period in 1996 due to increased sales and lower product manufacturing costs.

Selling, general and administrative expenses were $1,375,000 or 13.6% as a percentage of sales for the quarter ended March 31, 1997 compared to $1,142,000 or 12.6% as a percentage of sales for the same period in the prior year. The increase is primarily the result of amortization of certain costs associated with the Company's 1996 restructuring and ongoing costs of being a public company, along with obtaining services previously provided by the former parent, Independence Holding Company.

The Company's management fee arrangement terminated at December 31, 1996 when the Company was spun-off from Independence Holding Company. Services previously provided to the Company by the parent are now performed by the Company. The costs associated with these services are reflected in selling, general and administrative expenses in the quarter ended March 31, 1997.

Net interest expense increased to $607,000 for the quarter ended March 31, 1997 from $169,000 for the same period in the prior year. This was primarily the result of higher debt incurred in association with the Company's restructuring and spin-off from Independence Holding Company.

Income before federal income taxes was $261,000 for the quarter ended March 31, 1997 compared to $361,000 for the same period in the prior year, a decrease of $100,000. This decrease was the result of causes explained above, most notably expenses related to the Company's restructuring and spin-off from Independence Holding Company.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (defined as accounts receivable plus inventories, less accounts payable, including accrued expenses and customer deposits) decreased $1,853,000 to $14,603,000 at March 31, 1997, compared to operating working capital of $16,457,000 at December 31, 1996. The decrease was due to decreased accounts receivable and increased accounts payable offset by increased inventories. Funds of $1,866,000 were provided by operating activities for the three months ended March 31, 1997 compared to $292,000 for the three months ended March 31, 1996. Increases in accounts payable and accrued liabilities as well as a decrease in net receivables were the primary sources of funds, which were partially offset by increases in inventory.

Investing activities used $22,000 as a result of property and equipment purchases. Financing activities used $1,912,000 primarily as a result of decreased net borrowings under the Company's line of credit.

The Company's future capital expenditures will relate principally to the acquisition of new machinery and equipment and furniture and fixtures designed to increase productivity and factory efficiency. The Company believes its cash generated from operations and funds available under the existing line of credit are sufficient for its planned requirements during 1997.

SEASONALITY

The Company's sales exhibit limited seasonality, with sales in the first quarter generally being the lowest of the four calendar quarters. First quarter sales tend to be relatively lower because of weather constraints which may restrict customers' construction and may reduce their sign purchases.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, 'Earnings Per Share', which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock for both interim and annual periods ending after December 15, 1997. Management of the Company does not expect the impact from adopting the provisions of Statement No. 128 in fiscal year 1997 to be material.

FORWARD-LOOKING INFORMATION

This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, 'SEC Filings') contain or may contain certain forward-looking statements and information that are based upon beliefs of, and information currently available to the Company's management. When used in SEC Filings, the words 'anticipate', 'believe', 'estimate', 'future', 'intend', 'plan', and similar expressions with prospective connotations as they relate to the Company and its business identify forward-looking statements. All forward-looking statements reflect the current views of the Company with respect to future events and are subject to various risks, uncertainties and assumptions relating to the Company and its operating environment which may cause the actual results to vary significantly from those anticipated. Specific factors that may cause the Company's actual results to differ from those anticipated in forward-looking statements are discussed in the Company's most recently filed Form 10-K.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings:

         Not applicable.

Item 2.  Changes in Securities:

         Not applicable.

Item 3.  Default Upon Senior Securities:

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders:

         Not applicable

Item 5.  Other Information:

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K:

              (a) Exhibits

                  Exhibit no.          Description
                  -----------          -----------
                     27.1              Financial Data Schedule

              (b) No reports on Form 8-K were filed during the quarter ended
                  March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 15, 1997 by the undersigned thereunto duly authorized.

                             ZIMMERMAN SIGN COMPANY
                                   Registrant


                             /s/ Jeffrey P. Johnson
                    ----------------------------------------
                               Jeffrey P. Johnson,
                            Vice President of Finance

              (Authorized Officer and Principal Financial Officer)