Form 10-Q
period 1997-06-30
ZIMMERMAN SIGN CO
filed 1997-08-06
CIK 1027138

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Period Ended June 30, 1997
                                          -------------
                       Commission File Number: 0-21737
                                              --------

                           Zimmerman Sign Company
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


           TEXAS                                   75-0864498
------------------------------       ---------------------------------------
   (State of Incorporation)           (I.R.S. Employer Identification No.)


9846 HIGHWAY 31 EAST, TYLER, TEXAS                                      75705
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code: (903) 535-7400

                                NOT APPLICABLE
-----------------------------------------------------------------------------
Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days Yes   X .   No      .
                                                  -----       -----

                  1,854,692 SHARES OF COMMON STOCK, $0.01 PAR VALUE
-----------------------------------------------------------------------------
                   Common Stock Outstanding as of August 1, 1997

                            ZIMMERMAN SIGN COMPANY

                                     INDEX


PART I - FINANCIAL INFORMATION                                        PAGE NO.
------------------------------                                        --------

Item 1.   Financial Statements

          Balance Sheets as of June 30, 1997 (unaudited)
            and December 31, 1996  . . . . . . . . . . . . . . . .        1

          Statements of Operations (unaudited) for the three
            months ended June 30, 1997 and 1996. . . . . . . . . .        2

          Statements of Operations (unaudited) for the six months
            ended June 30, 1997 and 1996 . . . . . . . . . . . . .        3

          Statements of Cash Flows (unaudited) for the six months
            ended June 30, 1997 and 1996 . . . . . . . . . . . . .        4

          Notes to Financial Statements. . . . . . . . . . . . . .        5

Item 2.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition . . . . . . . . . .        6

PART II - OTHER INFORMATION
---------------------------

Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . .        8

Item 2    Changes in Securities. . . . . . . . . . . . . . . . . .        8

Item 3    Default Upon Senior Securities . . . . . . . . . . . . .        8

Item 4    Submission of Matters to a Vote of Security Holders. . .        8

Item 5    Other Information. . . . . . . . . . . . . . . . . . . .        8

Item 6    Exhibits and Reports on Form 8-K. . . . . . . . . . . .         8

          Signatures. . . . . . . . . . . . . . . . . . . . . . .         9

                            ZIMMERMAN SIGN COMPANY
                                Balance Sheets
                      June 30, 1997 and December 31, 1996

                                                         1997           1996
                 ASSETS                              ------------  ------------
                                                      (UNAUDITED)
Current assets:

  Cash                                               $    11,449   $   132,483
  Accounts receivable, net of allowance for
    doubtful accounts of $108,184 in 1997 and
    $100,000 in 1996                                   8,295,704    10,140,903
  Inventories                                         14,545,232    13,607,758
  Prepaids and other current assets                      613,175       482,825
  Deferred tax assets                                    451,398        --
                                                     ------------  ------------
                      Total current assets            23,916,958    24,363,969

Property, plant and equipment, net                     3,014,713     3,152,903
Other assets                                             564,584       637,069
                                                     ------------  ------------
                                                     $27,496,255   $28,153,941
                                                     ============  ============


   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

  Current installments of long-term debt             $ 1,518,000   $ 1,170,000
  Accounts payable                                     6,715,285     5,124,465
  Accrued expenses                                     1,265,467     1,408,615
  Dividend payable                                     1,000,000     1,000,000
  Customer deposits                                    1,040,190       758,637
                                                     ------------  ------------
                      Total current liabilities       11,538,942     9,461,717
                                                     ------------  ------------

Long-term debt, excluding current installments        24,883,000    28,555,000
                                                     ------------  ------------

Stockholders' deficit:

  Preferred stock, $.01 par value. Authorized
    2,000,000 shares; none issued
  Common stock, $.01 par value. Authorized 15,000,000
    shares; 1,854,692 shares issued and outstanding       18,547        18,547

  Accumulated deficit                                 (8,944,234)   (9,881,323)
                                                     ------------  ------------
                      Total stockholders' deficit     (8,925,687)   (9,862,776)
                                                     ------------  ------------
                                                     $27,496,255   $28,153,941
                                                     ============  ============

See accompanying notes to financial statements

                             ZIMMERMAN SIGN COMPANY
                            Statements of Operations
                    Three Months Ended June 30, 1997 and 1996
                                    (Unaudited)


                                                      1997           1996
                                                 ------------    ------------

Net sales                                        $ 11,211,504    $ 10,467,271

Cost of goods sold                                  8,731,402       8,120,209
                                                 ------------    ------------
    Gross profit                                    2,480,102       2,347,062

Selling, general and administrative
  expenses                                          1,467,343       1,009,088

Management fees                                         --            150,000

Interest expense, net                                 584,329         177,105
                                                 ------------    ------------
    Income before federal income taxes                428,430       1,010,869

Federal income taxes                                  190,929         343,695
                                                 ------------    ------------
    Net income                                   $    237,501    $    667,174
                                                 ============    ============
Net income per share                             $       0.13    $       0.36
                                                 ============    ============
Weighted average number of shares outstanding       1,854,692       1,854,692
                                                 ============    ============

See accompanying notes to financial statements

                             ZIMMERMAN SIGN COMPANY
                            Statements of Operations
                    Six Months Ended June 30, 1997 and 1996
                                    (Unaudited)


                                                     1997            1996
                                                 ------------    ------------

Net sales                                        $ 21,355,445    $ 19,527,349

Cost of goods sold                                 16,631,609      15,357,617
                                                 ------------    ------------
    Gross profit                                    4,723,836       4,169,732

Selling, general and administrative
  expenses                                          2,842,828       2,151,573

Management fees                                         --            300,000

Interest expense, net                               1,191,208         346,439
                                                 ------------    ------------
    Income before federal income taxes                689,800       1,371,720

Federal income taxes                                  279,747         466,384
                                                 ------------    ------------
    Net income                                   $    410,053    $    905,336
                                                 ============    ============
Net income per share                             $       0.22    $       0.49
                                                 ============    ============
Weighted average number of shares outstanding       1,854,692       1,854,692
                                                 ============    ============

See accompanying notes to financial statements

                             ZIMMERMAN SIGN COMPANY
                            Statements of Cash Flows
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                     1997               1996
                                                                 -----------        ------------
Cash flows from operating activities:

  Net income                                                     $   410,053        $    905,336

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                    356,974             242,671
    Provision for losses on accounts receivable                        8,184               7,303
    Changes in operating assets and liabilities:
      Accounts receivable                                          1,837,015             115,531
      Inventories                                                   (937,474)         (1,123,410)
      Prepaids and other current assets                             (130,350)            334,244
      Deferred tax assets                                             75,638                --
      Other assets                                                   (21,495)             (4,497)
      Customer deposits                                              281,553             282,832
      Accounts payable and accrued expenses                        1,447,672            (581,625)
                                                                 -----------        ------------
        Net cash provided by operating activities                  3,327,770             178,385
                                                                 -----------        ------------

Cash flows used in investing activities - Purchases of
 property, plant and equipment, net                                 (124,804)           (417,218)
                                                                 -----------        ------------
Cash flows from financing activities:

  Payments of revolving line of credit                            (2,850,000)            325,000
  Principal payments on long-term debt                              (474,000)           (150,375)
                                                                 -----------        ------------
        Net cash provided by (used in) financing activities       (3,324,000)            174,625
                                                                 -----------        ------------

Net decreases in cash or                                            (121,034)            (64,208)
Cash at beginning of period                                          132,483             107,756
                                                                 -----------        ------------
Cash at end of period                                            $    11,449         $    43,548
                                                                 ===========        ============

See accompanying notes to financial statements

                            ZIMMERMAN SIGN COMPANY
                        NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

   The accompanying financial statements have been prepared by Zimmerman Sign Company (the Company), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1997 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders. The results of operations for the periods ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

2. In conjunction with the spin-off of the Company from its parent, Independence Holding Company (IHC), on December 31, 1996, deferred tax assets formerly recorded by IHC on its financial statements are available to the Company and were recorded as an increase to retained earnings on January 1, 1997.

                                    ITEM 2
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ATTACHED UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO, AND WITH ZIMMERMAN SIGN COMPANY'S (THE COMPANY) AUDITED FINANCIAL STATEMENTS AND NOTES THERETO FOR THE YEAR ENDED DECEMBER 31, 1996.

The Company's net sales for the three month period ending, June 30, 1997 increased $745,000 or 7.1% to $11,212,000 from $10,467,000 for the same period last year. Net sales for the six months ended June 30, 1997 increased $1,828,000 or 9.4% to $21,355,000 compared to $19,527,000 for the same period in 1996.
The net sales increase for the six month period is primarily due to increased sales to petroleum customers.

The Company's gross profit percentage for the three months ended June 30, 1997 decreased slightly to 22.1% from 22.4% for the same period in 1996. For the six months ended June 30, 1997, the gross profit percentage increased to 22.1% from 21.4% in 1996. The increase for the six month period is due to higher sales and lower product manufacturing costs.

Selling, general and administrative expenses were $1,467,000 or 13.1% as a percentage of sales for the quarter ended June 30, 1997 compared to $1,159,000
or 11.1% as a percentage of sales for the same period in the prior year.   For
the six months ended June 30, 1997, selling, general and administrative expenses increased $391,000 to $2,843,000 or 13.3% as a percentage of sales as compared to $2,452,000 or 12.6% as a percentage of sales for the six months ended June 30, 1996. The increase for the six month period is primarily the result of amortization of certain costs associated with the Company's 1996 recapitalization, ongoing costs of being a public company, including the obtaining of services previously provided by its former parent, Independence Holding Company (IHC), and incurrence of higher health insurance and other personnel related costs during the first six months of 1997.

The Company's management fee arrangement terminated at December 31, 1996 when the Company was spun-off from IHC. Services previously provided to the Company by the parent are now performed by the Company. The costs associated with these services are reflected in selling, general and administrative expenses in the 1997 quarter and year to date.

Net interest expense increased to $584,000 for the quarter ended June 30, 1997
from $177,000 for the same period in the prior year.   Interest expense for the
six months ended June 30, 1997 increased to $1,191,000 from $346,000 for the six months ended June 30, 1996. This was primarily the result of higher debt incurred in association with the Company's restructuring and spin-off from IHC.

Income before federal income taxes was $428,000 for the quarter ended June 30, 1997 compared to $1,011,000 for the same period in the prior year, a decrease of $583,000. Income before federal income taxes for the six months ended June 30, 1997 decreased $682,000 to $690,000 from $1,372,000 for the same period in 1996.
This decrease primarily resulted from expenses related to the Company's restructuring and spin-off from IHC.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (defined as accounts receivable plus inventories, less accounts payable, including accrued expenses and customer deposits) decreased $2,637,000 to $13,820,000 at June 30, 1997, compared to operating working capital of $16,457,000 at December 31, 1996. The decrease in operating working capital was due to decreased accounts receivable and increased accounts payable being partially offset by increased inventories. Funds of $3,328,000 were provided by operating activities for the six months ended June 30, 1997 compared
to $178,000 for the six months ended June 30, 1996.   Increases in accounts
payable and accrued expenses and customer deposits as well as a decrease in net receivables were the primary sources of funds, which were partially offset by increases in inventory.

Investing activities used $125,000 for the first six months of 1997 as a result of property and equipment purchases. Financing activities used $3,324,000 primarily as a result of decreased net borrowings under the Company's line of credit.

The Company's future capital expenditures will relate principally to the acquisition of new machinery and equipment and furniture and fixtures designed to increase productivity and factory efficiency. The Company believes its cash generated from operations and funds available under the existing line of credit are sufficient for its planned requirements during 1997.

SEASONALITY

The Company's sales exhibit limited seasonality, with sales in the first quarter generally being the lowest of the four calendar quarters. First quarter sales tend to be relatively lower because of weather constraints which may restrict customers' construction activities and may reduce their sign purchases.

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

Item 3.   Default Upon Senior Securities:

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders:

          The Annual Meeting of Shareholders of the Company was held on June 19, 1997. The following proposals were voted upon and approved at the Annual Meeting:

              (1) Election of Directors for a term to be completed at the
                  Annual Meeting of Shareholders in 1998 or until their respective successors are duly elected and qualified.

                                              Votes           Votes
                                             Cast For        Withheld
                                             --------        --------
                       David E. Anderson    1,550,926          1,480
                       Tom E. Boner         1,550,946          1,460
                       Carl A. Goldman      1,550,945          1,461
                       Steven B. Lapin      1,550,844          1,562
                       Roy T. K. Thung      1,550,854          1,552

              (2) Ratification of the selection of KPMG Peat Marwick LLP as the
                  Company's auditors for the 1997 fiscal year.

                           Votes          Votes          Votes
                         Cast For        Against       Abstaining
                         ---------       -------       ----------
                         1,550,693         870            843

Item 5.   Other Information:

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K:

             (a)  Exhibits

                  Exhibit no.        Description
                  -----------        -----------
                     27.1            Financial Data Schedule

             (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 6, 1997.


                                    ZIMMERMAN SIGN COMPANY
                                          REGISTRANT




                                    /s/ Jeffrey P. Johnson
                                 ------------------------------
                                   VICE PRESIDENT OF FINANCE
                     (AUTHORIZED OFFICER AND PRINCIPAL FINANCIAL OFFICER)