Form 10-Q
period 1997-09-30
ZIMMERMAN SIGN CO
filed 1997-11-12
CIK 1027138

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                       For the Period Ended September 30, 1997
                           Commission File Number: 0-21737

                              Zimmerman Sign Company
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)




         TEXAS                                         75-0864498
------------------------                  ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)


   9846 HIGHWAY 31 EAST, TYLER, TEXAS                                 75705
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)



Registrant's telephone number, including area code: (903) 535-7400

                                NOT APPLICABLE
-------------------------------------------------------------------------------
Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days Yes   / X /   No  /   /

               1,854,692 SHARES OF COMMON STOCK, $0.01 PAR VALUE
-------------------------------------------------------------------------------
                Common Stock Outstanding as of October 31, 1997

                            ZIMMERMAN SIGN COMPANY

                                     INDEX


PART I - FINANCIAL INFORMATION                                        PAGE NO.
------------------------------                                        --------

Item 1.  Financial Statements

              Balance Sheets as of September 30, 1997 (unaudited)
                and December 31, 1996  . . . . . . . . . . . . . . .      1

              Statements of Operations (unaudited) for the three
                and nine months ended September 30, 1997 and
                1996 . . . . . . . . . . . . . . . . . . . . . . . .      2

              Statements of Cash Flows (unaudited) for the nine
                months ended September 30, 1997 and 1996 . . . . . .      3

              Notes to Financial Statements. . . . . . . . . . . . .      4

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition. . . . . . . . . . . .      5



PART II - OTHER INFORMATION
---------------------------

Item 1   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .      7

Item 2   Changes in Securities . . . . . . . . . . . . . . . . . . .      7

Item 3   Default Upon Senior Securities. . . . . . . . . . . . . . .      7

Item 4   Submission of Matters to a Vote of Security
           Holders . . . . . . . . . . . . . . . . . . . . . . . . .      7

Item 5   Other Information . . . . . . . . . . . . . . . . . . . . .      7

Item 6   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .      7

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . .      7

                            ZIMMERMAN SIGN COMPANY
                                Balance Sheets
                   September 30, 1997 and December 31, 1996

                                               1997             1996
                                           -----------      -----------
               Assets                      (Unaudited)
               ------
Current assets:

  Cash                                     $    34,166      $   132,483
  Accounts receivable, net of allowance
    for doubtful accounts of $120,581 in
    1997 and $100,000 in 1996                9,272,752       10,140,903
  Inventories                               14,736,117       13,607,758
  Prepaids and other current assets            482,079          482,825
  Deferred tax assets                          620,774             --
                                           -----------      -----------
         Total current assets               25,145,888       24,363,969
Property, plant and equipment, net           2,940,546        3,152,903
Other assets                                   531,341          637,069
                                           -----------      -----------
                                           $28,617,775      $28,153,941
                                           ===========      ===========

 Liabilities and Stockholders' Deficit
 -------------------------------------
Current liabilities:

  Current installments of long-term
    debt                                   $ 1,581,000      $ 1,170,000
  Accounts payable                           6,409,303        5,124,465
  Accrued expenses                           1,672,156        1,408,615
  Dividend payable                           1,000,000        1,000,000
  Customer deposits                            927,477          758,637
                                           -----------      -----------
         Total current liabilities          11,589,936        9,461,717
                                           -----------      -----------

Long-term debt, excluding
  current installments                      25,722,000       28,555,000
                                           -----------      -----------

Stockholders' deficit:

  Preferred stock, $.01 par value.
    Authorized 2,000,000 shares;
    none issued
  Common stock, $.01 par value. Authorized
    15,000,000 shares; 1,854,692 shares
    issued and outstanding                      18,547           18,547
  Accumulated deficit                       (8,712,708)      (9,881,323)
                                           -----------      -----------
         Total stockholders' deficit        (8,694,161)      (9,862,776)
                                           -----------      -----------
                                           $28,617,775      $28,153,941
                                           ===========      ===========

See accompanying notes to financial statements

                                ZIMMERMAN SIGN COMPANY
                               Statements of Operations
               Three and Nine Months Ended September 30, 1997 and 1996
                                     (Unaudited)

                                            Three Months Ended          Nine Months Ended
                                               September 30                September 30
                                      --------------------------   ---------------------------
                                           1997          1996           1997         1996
                                      ------------   -----------   ------------   ------------
Net sales                             $ 11,086,233   $ 9,652,710   $ 32,441,677   $ 29,180,059

Cost of goods sold                       8,804,218     7,360,001     25,435,827     22,717,618
                                      ------------   -----------   ------------   ------------
  Gross profit                           2,282,015     2,292,709      7,005,851      6,462,441

Selling, general and administrative
  expenses                               1,360,163     1,120,526      4,202,991      3,272,099

Management fees                             --           150,000         --            450,000

Interest expense, net                      615,935       199,539      1,807,142        545,978
                                      ------------   -----------   ------------   ------------
Income before federal income taxes         305,917       822,644        995,717      2,194,364

Federal income taxes                        74,391       279,699        354,138        746,083
                                      ------------   -----------   ------------   ------------
  Net income                          $    231,526   $   542,945   $    641,579   $  1,448,281
                                      ============   ===========   ============   ============

Net income per share                  $       0.12   $      0.29   $       0.35   $       0.78
                                      ============   ===========   ============   ============

Weighted average number of shares
  outstanding                            1,854,692     1,854,692      1,854,692      1,854,692
                                      ============   ===========   ============   ============

See accompanying notes to financial statements

                                ZIMMERMAN SIGN COMPANY
                               Statements of Cash Flows
                    Nine Months Ended September 30, 1997 and 1996
                                     (Unaudited)

                                                        1997         1996
                                                    -----------   -----------

Cash flows from operating activities:

  Net income                                        $   641,579   $ 1,448,281

  Adjustments to reconcile net income to
    net cash provided by operating activities:

    Depreciation and amortization                       535,915       364,642
    Provision for losses on accounts receivable          20,581        18,126
    Deferred tax benefit                                (93,738)           --
    Changes in operating assets and liabilities:
      Accounts receivable                               847,570       438,361
      Inventories                                    (1,128,359)   (2,317,888)
      Prepaids and other current assets                 (31,951)      725,920
      Other assets                                       (3,000)       45,504
      Customer deposits                                 168,840       271,468
      Accounts payable and accrued expenses           1,548,379      (865,901)
                                                    -----------   -----------
        Net cash provided by operating activities     2,505,816       128,513
                                                    -----------   -----------
Cash flows used in investing activities:

  Purchases of property, plant and
    equipment, net                                     (182,133)     (548,796)
                                                    -----------   -----------
Cash flows from financing activities:

  Payments of revolving line of credit               (1,600,000)      575,000
  Principal payments on long-term debt                 (822,000)     (200,063)
                                                    -----------   -----------
          Net cash provided by (used in)
            financing activities                     (2,422,000)      374,937
                                                    -----------   -----------
Net decreases in cash                                   (98,317)      (45,346)

Cash at beginning of period                             132,483       107,756
                                                    -----------   -----------
Cash at end of period                               $    34,166   $    62,410
                                                    ===========   ===========

See accompanying notes to financial statements

                                ZIMMERMAN SIGN COMPANY
                            NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying financial statements have been prepared by Zimmerman Sign Company (the Company), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1997 and for all periods presented have been made. The prior year quarter and nine months results have been restated to reflect certain adjustments that previously were not made on an interim period basis, but were made only in the annual financial statements prior to the company becoming a public reporting entity.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

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

The Company's net sales for the three month period ended September 30, 1997 increased $1,434,000 or 14.9% to $11,086,000 from $9,653,000 for the same period last year. Net sales for the nine months ended September 30, 1997 increased $3,262,000 or 11.2% to $32,442,000 compared to $29,180,000 for the same period in 1996 (as adjusted, see Note 1 to the Financial Statements). The net sales increase for the nine month period is primarily due to increased sales to petroleum and automotive customers.

The Company's gross profit for the three months ended September 30, 1997 decreased to 20.6% from 23.8% for the same period in 1996. For the nine months ended September 30, 1997, the gross profit percentage decreased to 21.6% from 22.2% in 1996. The decreases for both periods are primarily due to higher factory overhead expenses.

Selling, general and administrative expenses (including management fees for
1996) were $1,360,000 or 12.3% as a percentage of sales for the quarter ended September 30, 1997 compared to $1,271,000 or 13.2% as a percentage of sales for
the same period in the prior year.   For the nine months ended September 30,
1997, selling, general and administrative expenses increased $481,000 to $4,203,000 or 13.0% as a percentage of sales as compared to $3,722,000 or 12.8% as a percentage of sales for the nine months ended September 30, 1996. The increase for the nine month period is primarily the result of amortization of certain costs associated with the Company's 1996 recapitalization, ongoing costs of being a public company, including the obtaining of services previously provided by its former parent, Independence Holding Company (IHC), and incurrence of higher health insurance and other personnel related costs during the first nine months of 1997.

The Company's management fee arrangement terminated at December 31, 1996 when the Company was spun-off from IHC. Services previously provided to the Company by the former parent are now performed by the Company. The costs associated with these services are reflected in selling, general and administrative expenses in the 1997 quarter and year to date.

Net interest expense increased to $616,000 for the quarter ended September 30,
1997 from $200,000 for the same period in the prior year.   Interest expense for
the nine months ended September 30, 1997 increased to $1,807,000 from $546,000 for the nine months ended September 30, 1996. This was primarily the result of higher debt incurred in association with the Company's restructuring and spin-off from IHC.

Income before federal income taxes was $306,000 for the quarter ended September 30, 1997 compared to $823,000 for the same period in the prior year, a decrease of $517,000. Income before federal income taxes for the nine months ended September 30, 1997 decreased $1,198,000 to $996,000 from $2,194,000 for the same period in 1996. This decrease primarily resulted from expenses related to the Company's restructuring and spin-off from IHC.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (defined as accounts receivable plus inventories, less accounts payable, including accrued expenses and customer deposits) decreased $1,457,000 to $15,000,000 at September 30, 1997, from $16,457,000 at December
31, 1996. The decrease in operating working capital resulted from decreased accounts receivable and increased accounts payable being partially offset by increased inventories. Funds of $2,506,000 were provided by operating activities for the nine months ended September 30, 1997 compared to $129,000 for the nine months ended September 30, 1996. Increases in accounts payable and accrued expenses and customer deposits as well as a decrease in net receivables were the primary sources of funds, which were partially offset by increases in inventory.

Investing activities used $182,000 for the first nine months of 1997 as a result of property and equipment purchases. Financing activities used $2,422,000 as a result of decreased net borrowings under the Company's line of credit and repayments of bank term loans.

The Company's future capital expenditures will relate principally to the acquisition of new machinery and equipment designed to increase productivity and factory efficiency. The Company believes its cash generated from operations and funds available under the existing line of credit are sufficient for its planned requirements during 1997.

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

Item 2.   Changes in Securities:
          Not applicable.

Item 3.   Default Upon Senior Securities:
          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders:
          Not applicable

Item 5.   Other Information:
          Not applicable

Item 6.   Exhibits and Reports on Form 8-K:

               (a)  Exhibits

                    Exhibit no.    Description
                    -------------  --------------
                        27.1       Financial Data Schedule

               (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 12, 1997.


                            ZIMMERMAN SIGN COMPANY
                                  REGISTRANT




                            /s/ Jeffrey P. Johnson
           --------------------------------------------------------
                           VICE PRESIDENT OF FINANCE


             (AUTHORIZED OFFICER AND PRINCIPAL FINANCIAL OFFICER)