Form 10-K
period 1997-12-31
ZIMMERMAN SIGN CO
filed 1998-03-24
CIK 1027138

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         COMMISSION FILE NUMBER 0-21737

                            ------------------------

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

                                  903-535-7400

                               (Telephone Number)

            Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

            Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the common stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of such stock as of February 27, 1998 was $2,533,117.

    1,854,692 shares of common stock were outstanding as of March 6, 1998.

    The Exhibit Index is located on page 31 of this filing.

    DOCUMENTS INCORPORATED BY REFERENCE. PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED FOR MAY 22, 1998 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FILING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                    BUSINESS

GENERAL

    Zimmerman Sign Company (hereinafter, "Zimmerman" or the "Company") operates as a leading manufacturer of site identification products with a primary focus on serving large, national and regional retailers. From its plant locations in Texas, Zimmerman manufactures and sells a variety of signage products which range from large highway-located site identification signs to medium-sized brand and product identification signs and building fascia, and smaller signs for automatic teller machines, gasoline pump toppers, and other specialty purposes. Zimmerman also provides installation services. A majority of Zimmerman's revenue is derived from sales to customers in the petroleum marketing industry. Zimmerman also supplies customers in other industries of which the automotive and general industry groupings are the most significant.

    Zimmerman's typical customer is a United States based retailer which operates at least several hundred branded locations; however, many customers have company-owned and/or independently-owned facilities numbering in the several thousands. In addition to new store openings, demand for Zimmerman's products and services is driven by same store maintenance, obsolescence, facilities upgrading, and brand expansion. Most of Zimmerman's sales have been to United States based customers; however, Zimmerman has sold product to and managed installation for international customers.

    Zimmerman's principal manufactured product is an exterior site and/or brand identification sign which is double-faced, pole-mounted, and internally illuminated. In addition, Zimmerman provides a full complement of related services, including graphics design, production engineering, expedited manufacturing and delivery, installation management and maintenance.

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

INDUSTRY OVERVIEW

    The United States sign and related products industry is large and highly fragmented, consisting of over 4,000 participants. Management believes that, depending on the amount of point of purchase product display and point of purchase signage included, market size ranges from $4.5 billion to $6.5 billion in sales per annum.

    Zimmerman's management believes that its target market, which consists of large national retailers requiring either long run or short run production quantity signage, generates sales of approximately $1.1 billion annually. In addition, Zimmerman pursues special re-identification projects driven by one-time corporate name changes; this business is often caused by an acquisition or consolidation, involves very short lead times, and requires high volume production sign applications.

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

COMPETITION

    In serving the above markets, Zimmerman frequently competes with (compared on the basis of estimated annual net sales) approximately four larger firms, two to three firms of about the same size and approximately ten smaller firms. In general, these competitors and Zimmerman are the only domestic sign manufacturers that have the capacity or manufacturing applications to satisfy the structural or graphics consistency demanded by production quantity sign users. Zimmerman's principal competitors are Chandler Signs Incorporated, Collins Sign Company, Inc., Cummings Incorporated, Dualite, Inc., Everbrite, Inc., Federal Sign Company, Milwaukee Sign Company, Inc., Heath and Company, Inc., Plasti-Line, Inc., Plastolite, Inc. and Young Electric Sign Company. Zimmerman's competitors for the business of large, national and regional retailing organizations each have estimated annual sales of up to $140 million, and some have greater financial and manufacturing resources than Zimmerman. However, Zimmerman believes that its products, contracts, terms, and warranty are consistent with those standard in the industry and that it has the ability and resources to compete effectively and expand in its markets. Management of Zimmerman believes that sales growth will result from a combination of market expansion, new customers and extension of product lines.

CUSTOMERS

    In order to evaluate marketing effectiveness, customer service requirements, and monitor other internal results, Zimmerman tracks its customers by industry groupings. These industry groupings include petroleum retailers, automobile manufacturers, convenience stores and financial services organizations. In 1997, the petroleum retailing industry constituted the Company's single largest industry grouping, as it has for many years.

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

PRINCIPAL CUSTOMERS

    In 1997, the Company had one petroleum industry customer, Citgo, which accounted for approximately 22% of net sales. The Company has provided sign products to this customer since the 1970's and believes that, in all material respects, it is the customer's sole sign supplier. The Company also had one automotive manufacturing customer, Ford Motor Company, which accounted for approximately 13% of net sales. Although no other major customer accounted for more than 10% of sales in 1997, two petroleum retail customers each accounted for 9% of net sales.

    The Company contracts with its major customers under a variety of arrangements which range from one to three year contracts. Many contracts have thirty day cancellation provisions.

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

EMPLOYEES

    During 1997, Zimmerman had, on average, 493 employees of which 389 employees were covered under collective bargaining agreements.

BACKLOG

    As of December 31, 1997, Zimmerman's backlog of unshipped orders totaled $23.9 million compared to $20.7 million as of December 31, 1996. Customer commitments to order signs for shipment under blanket orders constitute a major component of Zimmerman's backlog. Generally, management anticipates all backlog will be shipped within twelve months. Zimmerman's customers typically place orders for very large dollar amounts; therefore, backlog statistics can change significantly within short periods of time. This fact, coupled with project scheduling changes, decreases the reliability of backlog as a business indicator.

SEASONALITY

    Seasonal influences tend to negatively impact Zimmerman's sales in the first and last quarters of the calendar year. Zimmerman ships its product nationally and adverse weather typically impedes outside sign installation in the first quarter. Adverse weather conditions and holidays often negatively impact fourth quarter shipments, particularly in the month of December. Normal seasonal trends in Zimmerman's business are sometimes offset, however, by large, special projects involving corporate identification and/or brand name changes.

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth information relating to the executive officers of the Company.

NAME                                              AGE                          POSITION
---------------------------------------------     ---     --------------------------------------------------

David E. Anderson............................         53  Chairman and Director

Tom E. Boner.................................         59  President, Treasurer and Director

Michael W. Coppinger.........................         51  Vice President, Sales

John T. Griggs...............................         40  Vice President, Manufacturing

Jeffrey P. Johnson...........................         36  Vice President, Chief Financial Officer and
                                                            Secretary

Michael St. Onge.............................         51  Vice President, Corporate Services

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

    Michael W. Coppinger has been Vice President, Sales of Zimmerman since 1987, having joined Zimmerman in 1982 as a Regional Sales Manager. From 1973 to 1981, he was with State Sign of Houston as a sales representative and was a Branch Manager for Bajon Sign of Corpus Christi from 1981 to 1982. He is a past President of the Texas Sign Association.

    John T. Griggs has been Vice President, Manufacturing of Zimmerman since 1987. Previously, he was a National Sales Manager for Tenncon, Inc. and held manufacturing and inventory management positions with Aladdin Industries.

    Jeffrey P. Johnson has been Vice President and Chief Financial Officer of Zimmerman since 1990 and Secretary of Zimmerman since December 1996. He joined Zimmerman in 1985 as Controller. Previously, Mr. Johnson was employed with Price Waterhouse. Mr. Johnson is a CPA and a member of the AICPA and the Texas Society of CPAs. He is a Director and Officer of the Texas Sign Association and a Director of the Southwest Sign Council of the International Sign Association.

    Michael F. St. Onge has been Vice President, Corporate Services of Zimmerman since January 1996. Mr. St. Onge was with Jim Pattison Sign Group for more than five years prior to joining Zimmerman and most recently served 5 years as Executive Vice President and General Manager of the Group's Pacific Northwest Region. He is a former Director and past Chairman of the International Sign Association.

ENVIRONMENTAL MATTERS

    Compliance with Federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, nor is it expected to have, a material effect upon Zimmerman's capital expenditures, earnings or competitive position.

ITEM 2. PROPERTIES

    The following table sets forth certain information with respect to Zimmerman's properties, all of which are located in Texas.

LOCATION                          FUNCTION                      SQUARE FEET  OWNED OR LEASED
-------------  -----------------------------------------------  -----------  ----------------
Jacksonville   Sign manufacturing                                  102,000          Leased
               Pole manufacturing                                   10,000           Owned

Longview       Sign manufacturing                                   75,000           Owned
               Sign manufacturing                                  160,000          Leased

Tyler          Corporate Headquarters and Customer Service          15,000          Leased

Dallas         Sales and Administrative                              1,000          Leased

ITEM 3. LEGAL PROCEEDINGS

    Zimmerman is party to various legal proceedings, all of which are of an ordinary or routine nature incidental to the operations of the Company. Management believes that the final resolution of all matters currently pending will not have a materially adverse effect on the Company's financial position or result of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of Zimmerman's shareholders during the fourth quarter of 1997.

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

    Based on information available from the NASDAQ Trading and Market Services OTC Bulletin Board Daily Trade and Quote Summary Report, the Company believes that the table below sets forth the range of high and low bid prices for the Company's Common Stock:

                                                                               BID PRICE
                                                                          --------------------
FOR THE QUARTER ENDED:                                                      HIGH        LOW
------------------------------------------------------------------------  ---------  ---------
March 31, 1997..........................................................  $  3.3750  $  2.7500
June 30, 1997...........................................................     3.6250     3.3750
September 30, 1997......................................................     3.6875     3.6250
December 31, 1997.......................................................     3.7500     3.6875

    The above OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    The Company had approximately 2,610 holders of record of its common stock as of March 6, 1997. A dividend of $19,701,000 was declared in 1996 in conjunction with the Company's spin-off from its former parent, Independence Holding Company. No further dividends are anticipated in the foreseeable future. The Company has determined that it will utilize any earnings to expand its business and to reduce its indebtedness.

ITEM 6.  SELECTED FINANCIAL DATA

    The following is a summary of selected financial data with respect to the Company for each of the last five years. The selected financial data below should be read in conjunction with the accompanying Financial Statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operation (see Item 7, below).

                                                                  YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------
                                                     1997       1996       1995       1994       1993
                                                   ---------  ---------  ---------  ---------  ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS:
  Net Sales......................................  $  44,047  $  41,275  $  41,667  $  36,427  $  33,001
Costs and Expenses:
  Cost of goods sold.............................     34,692     32,415     32,529     28,227     26,143
  Selling, general and administrative expenses...      5,470      4,428      4,155      4,024      3,721
  Management fees................................     --            600        600        600        600
  Interest expense, net..........................      2,419        996        782        433        291
  Stock distribution costs.......................     --          1,106     --         --         --
                                                   ---------  ---------  ---------  ---------  ---------
  Total costs and expenses.......................     42,581     39,545     38,066     33,284     30,755
                                                   ---------  ---------  ---------  ---------  ---------
Income before federal income taxes...............      1,466      1,730      3,601      3,143      2,246
Federal income taxes.............................        517        588      1,224      1,069        768
                                                   ---------  ---------  ---------  ---------  ---------
Net income.......................................  $     949  $   1,142  $   2,377  $   2,074  $   1,478
                                                   ---------  ---------  ---------  ---------  ---------
                                                   ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
  Total assets...................................  $  29,481  $  28,154  $  25,957  $  22,287  $  18,097
  Current liabilities............................     11,856      9,462      7,839      8,129      6,287
  Long-term debt, excluding current
    installments.................................     26,011     28,555      9,422      7,839      4,715
  Stockholders' equity (deficit)(1)..............     (8,386)    (9,863)     8,696      6,319      7,095

PER SHARE DATA(2)
  Cash dividends declared per common share.......     --      $   10.62         --  $    1.54     --
  Net income per common share-basic and
    diluted......................................  $     .51  $     .62  $    1.28  $    1.12  $     .80
  Book value per common share....................  $   (4.52) $   (5.32) $    4.69  $    3.41  $    3.83

------------------------

(1) Dividends of $2,850,000 and $19,701,000 were declared in 1994 and 1996, respectively.

(2) 1,854,692 common shares are outstanding in all periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of Zimmerman's financial condition and results of operations should be read in conjunction with the financial statements of Zimmerman and the notes thereto included elsewhere herein.

GENERAL

    Zimmerman began operations as a sign manufacturer in 1901. Privately owned until its acquisition by Independence Holding Company ("IHC") in 1982, Zimmerman was, throughout most of the 1980's, generally regarded as a regional manufacturer of custom signs which had also established a small amount of national account business.

    In the 1980's, Zimmerman refocused its business to concentrate almost exclusively on satisfying the site identification needs of large national and regional retailers in the United States. It concentrated its marketing efforts on several major retailing sectors and broadened its product line to provide both standard long-production-run site identification products and more specialized shorter-run items. During this period, Zimmerman also began to restructure and expand its product design and installation service capabilities. In the 1980's, sales to petroleum marketing companies produced much of Zimmerman's growth and at times accounted for over 90% of Zimmerman's annual sales.

    From 1991 through 1995, Zimmerman's sales grew significantly. This growth was internally generated and resulted from expansion of several customer relationships established in earlier periods, plus the addition of several new large customers. From 1995 to 1996, sales were essentially flat, decreasing 0.9% from $41.7 million to $41.3 million, primarily because the Company did not add any new high volume customers in 1996 and several projects contemplated by existing customers were delayed or not implemented. Although project delays continued to negatively effect sales growth in 1997, sales increased 6.7% in 1997, from $41.3 million in 1996 to $44.0 million in 1997, primarily because of continued volume strength in the petroleum marketing and automotive retailing companies, along with a significant new account and a project for an existing customer. During 1997, the Company added several new customers; however, most of these customers were added late in 1997 and did not contribute to 1997 sales.

    In the 1990's, approximately 50% of Zimmerman's sales growth is attributable to the petroleum retailing market. The other half is spread among several retailing groupings, foremost of which are the automotive and financial services groups. Most of Zimmerman's sales have been to United States based customers; however, Zimmerman has sold product to and managed installation for international customers. Sales to customers with headquarters located outside of the United States accounted for less than 1% of total sales in 1997, and accounted for approximately 1% and 6% of total sales in 1996 and 1995, respectively. Since 1994, substantially all international sales have been to financial institutions in Mexico. Management of Zimmerman intends to pursue international opportunities and continue to expand sales of products and services to its domestic customers.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to net sales of certain statement of operations items for the periods presented.

                                                                       YEAR ENDED DECEMBER 31,
                                                                -------------------------------------
                                                                   1997         1996         1995
                                                                -----------  -----------  -----------
Net sales.....................................................      100.0%       100.0%       100.0%
Cost of goods sold............................................       78.8         78.5         78.1
Selling, general and administrative expenses..................       12.4         10.7         10.0
Management fees...............................................      --             1.5          1.4
Interest expense, net.........................................        5.5          2.4          1.9
Stock distribution costs......................................      --             2.7        --
                                                                    -----        -----        -----
  Total costs and expenses....................................       96.7         95.8         91.4
                                                                    -----        -----        -----
Income before federal income taxes............................        3.3          4.2          8.6
Federal income taxes..........................................        1.2          1.4          2.9
                                                                    -----        -----        -----
Net income....................................................        2.1%         2.8%         5.7%
                                                                    -----        -----        -----
                                                                    -----        -----        -----

1997 COMPARED TO 1996

    Net sales for 1997 increased $2.7 million, or 6.7%, from $41.3 million in 1996 to $44.0 million in 1997. The increase in net sales resulted primarily from an increase in sales to petroleum marketing customers of approximately $1.3 million and an increase in sales to automotive retailers of approximately $1.5 million. A broadened product line, increased sales to current customers, along with sales to a significant new customer, and brand expansion activities with several petroleum marketing customers contributed to increased sales to the petroleum sector of Zimmerman's business. Increased sales to a significant customer accounted for the increase in sales to automotive retailers.

    Cost of goods sold increased $2.3 million, or 7.0% from $32.4 million in 1996 to $34.7 million in 1997. The increase was primarily a result of the net sales increase as noted above. As a percentage of net sales, cost of goods sold increased from 78.5% in 1996 to 78.8% in 1997. Manufacturing costs increased slightly as a percentage of net sales in 1997 because of higher overhead expense related to labor and benefits for direct plant employees.

    Selling, general, and administrative expenses (including management fees for 1996), increased $0.5 million, or 8.8%, from $5.0 million in 1996 to $5.5 million in 1997. The increase was primarily a result of amortization of certain costs associated with the Company's 1996 recapitalization, ongoing costs of being a public company and general inflation.

    The Company's management fee arrangement terminated at December 31, 1996, when the Company was spun-off from IHC. Services previously provided to the Company by the former parent are now performed by the Company. The costs associated with these services are reflected in selling, general and administrative expenses in 1997.

    Interest expense increased $1.4 million or 142.8% from $1.0 million in 1996 to $2.4 million in 1997. Higher interest expense was incurred primarily as the result of higher debt balances associated with the Company's restructuring and spin-off from IHC at December 31, 1996.

    Income before federal income taxes decreased $0.2 million or 15.2% from $1.7 million in 1996 to $1.5 million in 1997. This decrease was primarily the result of causes explained above, most notably expenses related to the Company's restructuring and spin-off from IHC, particularly increased interest expense.

    The Company's net income applicable to common shares was $0.9 million or $0.51 per share for the year ended December 31, 1997 compared to $1.1 million or $0.62 per share in 1996. In 1997, the Company incurred additional interest expense and amortization of deferred financing costs of approximately $1.7 million or, on an after tax basis, $0.59 per share, in conjunction with its spin-off from IHC on December 31, 1996. In 1996, the Company incurred additional interest expense and stock distribution costs of approximately $1.4 million or, on an after tax basis, $0.48 per share, in conjunction with the above noted spin-off.

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

    In 1996, the Company incurred $1.1 million of expense associated with its financial restructuring and spin-off from its former parent, IHC. These expenses were primarily associated with payments in consideration of cancellation of all outstanding options to purchase Zimmerman Common Stock, a fee paid to an officer of Zimmerman in connection with the refinancing of Zimmerman's indebtedness, and other consulting, legal and accounting, and bank loan arrangement fees.

    Management fees remained unchanged at $0.6 million in 1996. The Company's management fee arrangement terminated at December 31, 1996 when it was spun-off from IHC.

    Interest expense increased $0.2 million or 27.4% from $0.8 million in 1995 to $1.0 million in 1996. Higher interest expense was incurred to finance restructuring costs associated with the Company's spin-off from IHC and, to a lesser extent, to finance increased working capital requirements in 1996.

    Income before federal income taxes decreased $1.9 million or 51.9% from $3.6 million in 1995 to $1.7 million in 1996. This decrease was primarily the result of causes explained above, most notably expenses related to the Company's restructuring and spin-off from IHC, a lower gross profit margin, and higher staffing expenses resulting from an increase in personnel.

    The Company's net income applicable to common shares was $1.1 million or $0.62 per share for the year ended December 31, 1996 compared to $2.4 million or $1.28 per share in 1995. In 1996, the Company incurred additional interest expenses and stock distribution costs of approximately $1.4 million or, on an after tax basis, $0.48 per share, in conjunction with its spin-off from IHC on December 31, 1996.

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

LIQUIDITY; CAPITAL RESOURCES

    Zimmerman's net sales have increased from $23.9 million in 1992 to $44.0 million in 1997. During periods of sales growth, Zimmerman typically experiences increases in accounts receivable, inventories, trade payables and backlog and, as a result, increases its investment in operating working capital (defined as accounts receivable plus inventories, less accounts payable, including accrued expenses and customer deposits).

    While backlog increased in 1997 by $3.2 million, or 15.4%, and sales increased $2.7 million, or 6.7%, during 1997, operating working capital decreased $0.6 million to $15.8 million. Accounts receivable increased $0.2 million primarily because of higher sales volume. Inventories increased by $1.0 million, as a result of higher volume, several new customer start-ups and to a lesser extent, as a result of a current customer's postponing a project. Accounts payable increased by $1.8 million due to timing of payments to vendors and a small increase in customer deposits.

    In 1996, although backlog declined and sales decreased slightly, operating working capital increased $2.1 million to $16.5 million. Accounts receivable increased $0.9 million primarily because of slower payments from one customer. Inventories increased by $0.9 million in 1996, as a result of a planned increase in certain finished goods inventories and, to a lesser extent, as a result of customers postponing projects. Accounts payable declined by $0.3 million due to payments to vendors.

    Zimmerman's backlog, which consists primarily of blanket purchase orders from customers for sign products which the customer has not yet released for shipment to retail locations, increased from $20.7 million at December 31, 1996 to $23.9 million at December 31, 1997. Approximately 6% of backlog consists of orders for sign installation services, while most of the remainder consists of orders for manufactured products covered by blanket purchase orders for which the customer has not yet requested delivery.

    During 1997, Zimmerman's cash flows provided by operations totaled $2.5 million. Zimmerman spent $0.4 million of cash flow on capital expenditures, net of $0.1 million in proceeds from the sale of land. Zimmerman also paid down $2.1 million in long-term debt resulting in cash remaining unchanged at $0.1 million.

    During 1996, cash flows used in operations totaled $1.1 million. Zimmerman also utilized $0.6 million on capital expenditures and paid a $18.7 million cash dividend. These cash requirements were provided by $20.0 million in increased borrowings and repayment of $0.4 million in notes receivable due the Company. As a result, cash remained unchanged at $0.1 million.

    Capital projects to reduce product costs, improve product quality, increase manufacturing efficiency and operating flexibility and expand production capacity resulted in expenditures of $0.4 million in 1997 (net of $0.1 million in proceeds from the sale of land), compared with $0.6 million in 1996. At December 31, 1997, there were no material commitments for capital expenditures. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

    During the fourth quarter of 1996, the Company refinanced and substantially increased its bank borrowings, declared a $19.7 million dividend to its shareholders, of which $18.7 million was paid in cash and $1.0 million is reflected as a dividend payable, and was spun-off by its former parent company, IHC. In conjunction with these transactions, Zimmerman entered into a $23.0 million credit facility with one bank which consists of a $17.0 million Revolving Credit Facility and a $6.0 million Term Loan. Additionally, the Company entered into a $10.0 million Subordinated Credit Agreement with another bank. The $10.0 million term loan obtained under the Subordinated Credit Agreement is guaranteed by a subsidiary of IHC. Significant terms and conditions of the credit facilities with both banks are described in the Company's audited financial statements and accompanying footnotes incorporated herein.

    At December 31, 1997, the Company had borrowed $12.8 million under its $17.0 million Revolving Credit Facility. At December 31, 1997, $4.8 million of the $6.0 million senior term loan and the full $10.0 million of the subordinated term loan were outstanding. Zimmerman believes that its credit facilities will satisfy its planned operational requirements for 1998. As it indicated in the Form 10A/2 filed with the Securities and Exchange Commission on December 16, 1996, which document is referenced as Exhibit 99.1 to this Form 10-K, the Company intended to explore the possibility of obtaining equity from public or private financings. The Company has examined and continues to explore alternative capital sources; however, there can be no assurance that any such equity financing can be obtained on terms acceptable to the Company.

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in financial statements. Also, in June 1997, the FASB issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which requires that public companies report certain information about operating segments, products, services, geographic areas in which the Company operates and its major customers in its financial statements. Statements No. 130 and 131 are effective for the Company's 1998 fiscal year, at which time the Company will assess the impact of adoption of these Statements on the presentation of its financial statements.

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

                             ZIMMERMAN SIGN COMPANY
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                               PAGE
                                                                                                             ---------

Independent Auditors' Report...............................................................................         14

Financial Statements:

  Balance Sheets at December 31, 1997 and 1996.............................................................         15

  Statements of Operations for the years ended December 31, 1997, 1996 and 1995............................         16

  Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1996 and 1995........         17

  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995............................         18

  Notes to Financial Statements............................................................................         19

Financial Statement Schedule as of and for the years ended December 31, 1997, 1996 and 1995:

  Schedule II--Valuation and Qualifying Accounts...........................................................         28

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zimmerman Sign Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Dallas, Texas
February 6, 1998

                             ZIMMERMAN SIGN COMPANY
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                                ASSETS (NOTE 4)

                                                                                         1997           1996
                                                                                     -------------  -------------
Current assets:
  Cash.............................................................................  $     129,678        132,483
  Accounts receivable, net of allowance for doubtful accounts of $100,000 in 1997
    and 1996 (note 11).............................................................     10,386,830     10,140,903
  Inventories (note 2).............................................................     14,595,234     13,607,758
  Prepaids and other current assets................................................        325,418        356,372
  Receivable from Holdings (note 10)...............................................       --              126,453
  Deferred tax assets (note 8).....................................................        540,547       --
                                                                                     -------------  -------------
    Total current assets...........................................................     25,977,707     24,363,969
Property, plant and equipment, net (note 3)........................................      3,005,662      3,152,903
Other assets.......................................................................        463,562        637,069
Deferred tax assets (note 8).......................................................         34,000       --
                                                                                     -------------  -------------
                                                                                     $  29,480,931     28,153,941
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current installments of long-term debt (note 4)..................................  $   1,644,000      1,170,000
  Accounts payable.................................................................      6,593,422      5,124,465
  Accrued expenses.................................................................      1,513,384      1,408,615
  Income taxes payable (note 8)....................................................         78,695       --
  Dividend payable (note 5)........................................................      1,000,000      1,000,000
  Customer deposits................................................................      1,026,834        758,637
                                                                                     -------------  -------------
    Total current liabilities......................................................     11,856,335      9,461,717
                                                                                     -------------  -------------
Long-term debt, excluding current installments (note 4)............................     26,011,000     28,555,000
                                                                                     -------------  -------------
Stockholders' deficit (note 5):
  Preferred stock, $.01 par value. Authorized 2,000,000 shares, none issued........       --             --
  Common stock, $.01 par value. Authorized 15,000,000 shares; 1,854,692 shares
    issued and outstanding (note 6)................................................         18,547         18,547
  Accumulated deficit..............................................................     (8,404,951)    (9,881,323)
                                                                                     -------------  -------------
    Total stockholders' deficit....................................................     (8,386,404)    (9,862,776)
                                                                                     -------------  -------------
Commitments and contingencies (notes 7, 9, 12 and 13)..............................  $  29,480,931     28,153,941
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY
                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------

Net sales (note 11).................................................  $  44,047,109     41,275,477     41,666,570

Cost of goods sold..................................................     34,691,459     32,415,051     32,529,430
                                                                      -------------  -------------  -------------

  Gross profit......................................................      9,355,650      8,860,426      9,137,140

Selling, general and administrative expenses........................      5,469,949      4,427,911      4,154,690

Management fees (note 10)...........................................       --              600,000        600,000

Interest expense, net...............................................      2,419,178        996,253        781,516

Stock distribution costs (note 1(a))................................       --            1,105,917       --
                                                                      -------------  -------------  -------------

  Income before federal income taxes................................      1,466,523      1,730,345      3,600,934

Federal income taxes (note 8).......................................        517,186        588,317      1,224,317
                                                                      -------------  -------------  -------------

  Net income........................................................  $     949,337      1,142,028      2,376,617
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

Net income per share--basic and diluted.............................  $         .51            .62           1.28
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                       PREFERRED STOCK            COMMON STOCK                     RETAINED       TOTAL
                                  --------------------------  --------------------  ADDITIONAL     EARNINGS    STOCKHOLDERS'
                                    NUMBER OF                 NUMBER OF               PAID-IN    (ACCUMULATED     EQUITY
                                     SHARES       PAR VALUE    SHARES    PAR VALUE    CAPITAL      DEFICIT)     (DEFICIT)
                                  -------------     -----     ---------  ---------  -----------  ------------  ------------

Balances at December 31, 1994...       --         $  --       1,854,692  $  18,547     441,128     5,859,905     6,319,580

Net income......................       --            --          --         --          --         2,376,617     2,376,617
                                          ---         -----   ---------  ---------  -----------  ------------  ------------

Balances at December 31, 1995...       --            --       1,854,692     18,547     441,128     8,236,522     8,696,197

Dividends declared..............       --            --          --         --        (441,128)  (19,259,873)  (19,701,001)

Net income......................       --            --          --         --          --         1,142,028     1,142,028
                                          ---         -----   ---------  ---------  -----------  ------------  ------------

Balances at December 31, 1996...       --            --       1,854,692     18,547      --        (9,881,323)   (9,862,776)
                                          ---         -----   ---------  ---------  -----------  ------------  ------------

Contribution of deferred tax
  assets (note 8)...............       --            --          --         --          --           527,035       527,035

Net income......................       --            --          --         --          --           949,337       949,337
                                          ---         -----   ---------  ---------  -----------  ------------  ------------

Balances at December 31, 1997...       --         $  --       1,854,692  $  18,547      --        (8,404,951)   (8,386,404)
                                          ---         -----   ---------  ---------  -----------  ------------  ------------
                                          ---         -----   ---------  ---------  -----------  ------------  ------------

                See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                         1997            1996           1995
                                                                    --------------  --------------  -------------
Cash flows from operating activities:
  Net income......................................................  $      949,337       1,142,028      2,376,617
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
  Depreciation and amortization...................................         862,375         525,988        435,590
  Credit for losses on accounts receivable........................        --                  (288)       (49,712)
  Deferred income taxes...........................................         (47,512)       --             --
  Changes in operating assets and liabilities:
    Accounts receivable...........................................        (245,927)       (856,653)    (1,507,427)
    Inventories...................................................        (987,476)       (948,771)    (2,161,980)
    Prepaids and other current assets.............................          30,954         (74,144)      (131,884)
    Receivable from Holdings......................................         126,453         (51,528)       (26,551)
    Accrued interest receivable...................................        --              --              (10,346)
    Other assets..................................................        (132,360)       (556,756)       (17,127)
    Customer deposits.............................................         268,197         171,536       (870,437)
    Accounts payable and accrued expenses.........................       1,652,421        (451,779)       464,457
                                                                    --------------  --------------  -------------
      Net cash provided by (used in) operating activities.........       2,476,462      (1,100,367)    (1,498,800)
                                                                    --------------  --------------  -------------
Cash flows from investing activities:
  Purchases of property, plant and equipment......................        (497,929)       (610,281)      (693,581)
  Proceeds on sales of property, plant and equipment..............          88,662        --             --
  Proceeds from notes receivable..................................        --               400,313       --
                                                                    --------------  --------------  -------------
      Net cash used in investing activities.......................        (409,267)       (209,968)      (693,581)
                                                                    --------------  --------------  -------------
Cash flows from financing activities:
  Dividends paid..................................................        --           (18,701,001)      --
  Proceeds from revolving line of credit..........................      21,525,000       5,075,000      2,200,000
  Proceeds from subordinated debt.................................        --            10,000,000       --
  Proceeds from term loan.........................................        --             6,000,000        750,000
  Payments on revolving line of credit............................     (22,425,000)       --             --
  Principal payments on long-term debt............................      (1,170,000)     (1,038,937)    (1,250,750)
                                                                    --------------  --------------  -------------
      Net cash provided by (used in) financing activities.........      (2,070,000)      1,335,062      1,699,250
                                                                    --------------  --------------  -------------
Net increase (decrease) in cash...................................          (2,805)         24,727       (493,131)
Cash at beginning of year.........................................         132,483         107,756        600,887
                                                                    --------------  --------------  -------------
Cash at end of year...............................................  $      129,678         132,483        107,756
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------

                See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

(1)  GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)  GENERAL INFORMATION

        Zimmerman Sign Company (the "Company") became a publicly owned company on December 31, 1996. Prior to that date the Company was a majority-owned subsidiary of Zimmerman Holdings, Inc. (Holdings). Holdings was a subsidiary of Independence Holding Company (IHC). The Company is a manufacturer of commercial exterior signs with its operations located in East Texas. The Company's customers, consisting primarily of petroleum retailers, automotive retailers and financial institutions, are located principally in North America.

        Effective December 31, 1996, IHC's 80.14% investment in the Company was distributed to holders of record of IHC common stock as of December 20, 1996. The Company's common stock is registered with the Securities and Exchange Commission and quoted on the National Association of Securities Dealers Over the Counter Bulletin Board. Costs associated with the stock distribution aggregated approximately $1,106,000 and were charged to operations during the year ended December 31, 1996.

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

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1997 AND 1996

(1)  GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)
    (f)  INCOME TAXES

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Through December 31, 1996, the Company was included in the consolidated federal income tax return filed by IHC. Under a tax sharing agreement with Holdings, the Company was required to pay to Holdings total income taxes (both current and deferred) computed for financial reporting purposes as determined as if the Company had filed a separate income tax return.

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

    (h)  STATEMENTS OF CASH FLOWS

        The Company paid $2,335,890, $828,594 and $730,958 for interest in 1997,
    1996 and 1995, respectively. Additionally, the Company paid $486,000 for income taxes in 1997 and $588,316 and $1,224,317 for income taxes to Holdings in 1996 and 1995, respectively.

    (i)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

        The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1997 AND 1996

(1)  GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)
    Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

    (j)  FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments in the accompanying financial statements include cash, accounts receivable, accounts payable and debt. The carrying values of accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments.

    (k)  USE OF ESTIMATES

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

    (l)  NET INCOME PER SHARE

        The Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, during the fourth quarter of 1997 and restated earnings per share (EPS) for all periods presented. The Statement requires basic EPS to be computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity.

        Net income per share is based on 1,854,692 weighted average shares outstanding during each period presented after giving retroactive effect to the common stock split described in note 5. For the year ended December 31, 1997, the Company had approximately 1,200 incremental shares of potentially dilutive common stock which were not sufficiently dilutive to warrant presentation of diluted per share amounts.

(2)  INVENTORIES

        A summary of inventories at December 31, 1997 and 1996 follows:

                                                                     1997           1996
                                                                 -------------  -------------
Raw materials..................................................  $   5,756,112      5,594,473
Work in process................................................      5,589,542      5,268,782
Finished goods.................................................      3,249,580      2,744,503
                                                                 -------------  -------------
                                                                 $  14,595,234     13,607,758
                                                                 -------------  -------------
                                                                 -------------  -------------

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1997 AND 1996

(3)  PROPERTY, PLANT AND EQUIPMENT

        A summary of property, plant and equipment at December 31, 1997 and 1996 follows:

                                                                        1997          1996
                                                                    ------------  ------------
Land..............................................................  $    262,930       343,730
Building..........................................................     1,587,312     1,585,737
Manufacturing equipment...........................................     2,316,847     2,047,101
Transportation equipment..........................................       112,310       147,663
Leasehold improvements............................................     1,425,171     1,294,508
Office furniture and equipment....................................     1,916,065     1,821,307
                                                                    ------------  ------------
                                                                       7,620,635     7,240,046
Less accumulated depreciation and amortization....................     4,614,973     4,087,143
                                                                    ------------  ------------
                                                                    $  3,005,662     3,152,903
                                                                    ------------  ------------
                                                                    ------------  ------------

(4)  LONG-TERM DEBT

        Long-term debt consists of the following at December 31, 1997 and 1996:

                                                                     1997           1996
                                                                 -------------  -------------
Revolving line of credit to a bank, due July 31, 1999, monthly interest at prime plus .25% or LIBOR plus 2.75% (8.75% at
  December 31, 1997)...........................................  $  12,825,000  $  13,725,000
Secured term note payable to a bank, due September 1, 2004,
  monthly payments of $137,000 plus interest at prime plus
  1.125% or LIBOR plus 3.575% (9.625% at December 31, 1997)....      4,830,000      6,000,000
Subordinated notes, due October 31, 2001, quarterly payments of interest at prime plus 0.5% or bank
  off-shore rate plus 1.6875% (7.5% at December 31, 1997)......     10,000,000     10,000,000
                                                                 -------------  -------------
                                                                    27,655,000     29,725,000
Less current installments......................................      1,644,000      1,170,000
                                                                 -------------  -------------
                                                                 $  26,011,000  $  28,555,000
                                                                 -------------  -------------
                                                                 -------------  -------------

        In connection with the distribution of the Company's common stock to IHC shareholders, the Company entered into a loan agreement in October 1996 with a bank which provides for a $23,000,000 credit facility (in the form of a $17,000,000 revolving line of credit, of which $4,175,000 was available for additional borrowings at December 31, 1997, and a $6,000,000 term note). The Company also entered into a subordinated note purchase agreement with another bank under which the Company issued $10,000,000 of subordinated notes which have been guaranteed by an affiliate of IHC. The Company incurred a $475,000 fee to such affiliate of IHC in connection with such subordinated note purchase agreement. The proceeds from the loan agreement and the subordinated notes were used to

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1997 AND 1996

(4)  LONG-TERM DEBT (CONTINUED)
    repay existing long-term debt, pay a dividend of $18,701,000 to its shareholders and fulfill net contractual obligations to senior officers of the Company in the amount of approximately $700,000.

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

        The estimated fair value of notes payable and long-term debt approximates their carrying value at December 31, 1997 and 1996.

        The aggregate maturities of long-term debt are as follows:

Year ending December 31:
  1998.........................................................  $1,644,000
  1999.........................................................  14,158,000
  2000.........................................................     400,000
  2001.........................................................  10,400,000
  2002.........................................................   1,053,000
                                                                 ----------
    Total......................................................  $27,655,000
                                                                 ----------
                                                                 ----------

(5)  STOCKHOLDERS' DEFICIT

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

        During the year ended December 31, 1996, the Company declared a dividend to its shareholders of $19,701,000. At December 31, 1997 and 1996, $1,000,000 of the dividend was unpaid due to restrictive covenants of the subordinated notes and, accordingly, has been presented as a payable in the accompanying balance sheet.

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

        In November 1996, Zimmerman adopted the Stock Option Plan (the "New Plan"). In connection with the establishment of the New Plan, 185,000 shares of common stock are reserved for issuance at

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1997 AND 1996

(6)  STOCK OPTIONS (CONTINUED)
    exercise prices which are intended to equal the market value of the common stock at the date of grant. The New Plan provides for the grant of incentive stock options to employees, officers and directors. During 1997, the Company granted options to acquire 87,279 shares of common stock at $3.42 per share. Such options are fully vested and can be exercised at any time through 2005. No options were exercised during 1997.

        The per share weighted-average fair value of stock options granted during 1997 was $1.27 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.59%, an expected life of eight years and an expected volatility of 21% over the life of the options.

        The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 1997 would have been reduced to the pro forma amount indicated below:

Net income:
  As reported.....................................................  $ 949,337
  Pro forma.......................................................    876,180
Net income per share:
  As reported.....................................................  $     .51
  Pro forma.......................................................        .47

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

        Approximate future minimum lease payments and rents and sublease receipts under operating lease commitments with initial or noncancellable terms in excess of one year as of December 31, 1997 follow:

                                                                        OPERATING    OPERATING
                                                                          LEASE      SUBLEASE
                                                                         PAYMENTS    RECEIPTS
                                                                        ----------  -----------
Year ending December 31:
  1998................................................................  $  293,300   $  64,800
  1999................................................................     167,800      64,800
  2000................................................................      50,100      27,000

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1997 AND 1996

(7)  LEASES (CONTINUED)
        Total rental expense for operating leases was approximately $346,000 in 1997, $313,000 in 1996 and $314,000 in 1995. Total sublease rental income for operating leases was approximately $65,000 in 1997 and 1996 and $54,000 in 1995.

(8)  INCOME TAXES

        Through December 31, 1996, the Company was included in the consolidated federal income tax return filed by IHC. Under the tax sharing agreement with Holdings, the Company was required to pay to Holdings total income taxes computed for financial reporting purposes (see note 1) and, accordingly, deferred tax assets and liabilities were maintained on the financial accounting records of IHC.

        In conjunction with the spin-off of the Company from its former parent, Holdings, on December 31, 1996, deferred tax assets of $527,035, formerly recorded by Holdings on their financial statements became available to the Company and were recorded as reduction of accumulated deficit on January 1, 1997.

        Income tax expense for the years ended December 31, 1997, 1996 and 1995 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before federal income taxes as a result of the following:

                                                               1997       1996        1995
                                                            ----------  ---------  ----------
Computed "expected" tax expense...........................  $  498,618    588,317   1,224,317
Nondeductible meals and entertainment expenses............       8,206     --          --
Other.....................................................      10,362     --          --
                                                            ----------  ---------  ----------
                                                            $  517,186    588,317   1,224,317
                                                            ----------  ---------  ----------
                                                            ----------  ---------  ----------

        The components of federal income tax expense for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                               1997       1996        1995
                                                            ----------  ---------  ----------
Current expense...........................................  $  564,698    622,456   1,209,294
Deferred expense (benefit)................................     (47,512)   (34,139)     15,023
                                                            ----------  ---------  ----------
                                                            $  517,186    588,317   1,224,317
                                                            ----------  ---------  ----------
                                                            ----------  ---------  ----------

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1997 AND 1996

(8)  INCOME TAXES (CONTINUED)
        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1997 are presented below:

Deferred income tax assets:
  Current:
    Accounts receivable, principally due to allowance for doubtful accounts....................................................  $  34,000
    Inventories, principally due to differences of inventory
      capitalization for tax purposes.............................    433,216
    Accrued vacation..............................................     73,331
                                                                    ---------
                                                                      540,547
  Noncurrent:
    Property, plant and equipment, principally due to differences
      in depreciation.............................................     34,000
                                                                    ---------
      Total deferred income tax assets............................  $ 574,547
                                                                    ---------
                                                                    ---------

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

(9)  EMPLOYEE BENEFITS

        The Company makes payments to a multi-employer retirement plan for certain employees in accordance with the bargaining unit contracts. Under the terms of the union contracts, the Company is obligated to contribute 3% of gross wages paid to covered employees. Total expense paid for employees represented by the bargaining units was approximately $180,400 in 1997, $160,200 in 1996 and $122,600 in 1995.

(10) RELATED PARTY TRANSACTIONS

        Management fees paid to Holdings were $600,000 in 1996 and 1995. In addition, the Company paid federal income taxes, if any, to Holdings for the years ended 1996 and 1995 (see note 8). The

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1997 AND 1996

(10) RELATED PARTY TRANSACTIONS (CONTINUED) account balances are noninterest bearing. Following is a summary of transactions included in the receivable from Holdings:

                                                                        1997          1996
                                                                     -----------  ------------
Transfers of cash to (from) Holdings...............................  $  (126,453) $  1,239,844
Federal income tax expense.........................................      --           (588,316)
Management fees....................................................      --           (600,000)
Receivable from Holdings at beginning of year......................      126,453        74,925
                                                                     -----------  ------------
Receivable from Holdings at end of year............................  $   --       $    126,453
                                                                     -----------  ------------
                                                                     -----------  ------------

        On December 15, 1990, the Company entered into agreements to loan an aggregate of $500,000, to four members of management. Interest charged on these notes was at rates which approximated the prime rate associated with the Company's revolving line of credit. Interest earned on these notes was $25,781 in 1996 and $25,313 in 1995. The outstanding balances of these notes were repaid on November 1, 1996.

(11) CONCENTRATIONS OF RISK

        The Company has certain customers, primarily in the petroleum retailing and automotive manufacturing industries, that individually account for greater than 10% of net sales in 1997, 1996 and 1995. In 1997, the Company had two such customers accounting for approximately $9,500,000 and $5,800,000 of net sales. In 1996, the Company had one such customer accounting for approximately $9,200,000 of net sales. In 1995, the Company had three such customers, accounting for approximately $9,700,000, $5,100,000 and $4,500,000 of net sales. Additionally, accounts receivable from one customer exceeded 10% of total accounts receivable at December 31, 1996.

        At December 31, 1997, the Company employed 493 people of which 193 are covered under a collective bargaining agreement expiring December 1, 1999. An additional 193 of these employees are covered under a separate collective bargaining agreement expiring December 1, 2000.

(12) RETIREMENT PLAN

        In August 1995, the Company began sponsoring a retirement plan in accordance with Section 401(k) of the Internal Revenue Code which allows substantially all employees not covered by collective bargaining agreements to participate. The Company's contribution to the retirement plan is determined based on 50% of each dollar an employee contributes with a maximum of 3% of gross wages per employee. Contributions were $63,291 in 1997 and $52,915 in 1996.

(13) CONTINGENCIES

        The Company is a party to various legal proceedings arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome will not have a materially adverse effect on the Company's financial position or results of operations.

                             ZIMMERMAN SIGN COMPANY
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                         ADDITIONS
                                                                       (REDUCTIONS)
                                                                          CHARGED
                                                         BALANCE AT     (CREDITED)                      BALANCE AT
                                                        BEGINNING OF   TO COSTS AND                       END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS                            PERIOD        EXPENSES      DEDUCTIONS (A)     PERIOD
------------------------------------------------------  ------------  ---------------  ---------------  -----------

Year ended December 31, 1997..........................   $  100,000          7,965           (7,965)       100,000

Year ended December 31, 1996..........................      100,288        (96,124)          95,836        100,000

Year ended December 31, 1995..........................      150,000        (40,000)          (9,712)       100,288

------------------------

(A) Recovery (write-off) of uncollectible accounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item is incorporated by reference from the sections entitled "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders. Information about Executive Officers of the Company is included in Item 1 of
Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this Item is incorporated by reference from the section entitled "Executive Compensation" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item is incorporated by reference from the section entitled "Principal Stockholders" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item is incorporated by reference from the section entitled "Related Party Transactions" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)      Financial Statements: See Index to Financial Statements and Financial Statement
            Schedule on page 13.

(A)(2)      Financial Statement Schedule: See Index to Financial Statements and Financial
            Statement Schedule on page 13.

(A)(3)      Exhibits: See Exhibit Index on page 31.

(B)         Reports on Form 8-K: No report on Form 8-K was filed during the quarter ended
            December 31, 1997. The Company filed a Form 8-K on January 14, 1997 regarding the
            Company's spin-off from Independence Holding Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 1998.

                                ZIMMERMAN SIGN COMPANY
                                (REGISTRANT)

                                By:            /s/ DAVID E. ANDERSON
                                     -----------------------------------------
                                                 David E. Anderson
                                                      CHAIRMAN
                                           (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 23rd day of March, 1998.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ TOM E. BONER
------------------------------  Director, President           March 23, 1998
         Tom E. Boner

     /s/ CARL A. GOLDMAN
------------------------------  Director                      March 23, 1998
       Carl A. Goldman

     /s/ STEVEN B. LAPIN
------------------------------  Director                      March 23, 1998
       Steven B. Lapin

      /s/ ROY T.K. THUNG
------------------------------  Director                      March 23, 1998
        Roy T.K. Thung

                             ZIMMERMAN SIGN COMPANY
                                 EXHIBIT INDEX

    All of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference:

EXHIBIT NO.                                                    TITLE
-------------  -----------------------------------------------------------------------------------------------------

       3.1     Form of Amended and Restated Articles of Incorporation of Zimmerman Sign Company.*

       3.2     Form of Amended and Restated Bylaws of Zimmerman Sign Company.*

       4.1     Distribution Agreement, dated as of November 26, 1996, by and between Zimmerman Sign Company and
                 Independence Holding Company.*

       4.2     Registration Rights Agreement, dated as of December 1, 1996, by and between Zimmerman Sign Company and Geneve Holdings, Inc.*

      10.1     First Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 31, 1996, by and between Zimmerman Sign Company and Comerica Bank-Texas.*

      10.2     Subordinated Credit Agreement, dated as of October 31, 1996, between Zimmerman Sign Company and Bank of America Illinois.*

      10.3     Stock Option Plan of Zimmerman Sign Company, dated as of December 1, 1996.*

      10.4     Form of Amended & Restated Employment Agreement, dated December 1, 1996, by and between Zimmerman
                 Sign Company and David E. Anderson.*

      10.5     Form of Amended and Restated Employment Agreement, dated December 1, 1996, by and between Zimmerman
                 Sign Company and Tom E. Boner.*

      10.6     Form of Amended and Restated Employment Agreement, dated December 1, 1996, by and between Zimmerman
                 Sign Company and Michael W. Coppinger.*

      10.7     Form of Amended and Restated Employment Agreement, dated December 1, 1996, by and between Zimmerman
                 Sign Company and Jeffrey P. Johnson.*

      10.8     Form of Amended and Restated Employment Agreement, dated December 1, 1996, by and between Zimmerman
                 Sign Company and John T. Griggs.*

      10.9     First Amendment to Credit Agreement, dated December 31, 1996, between Zimmerman Sign Company and Bank of America Illinois.*

      10.10    First Amendment to Loan Agreement, dated December 31, 1996, between Zimmerman Sign Company and
                 Comerica Bank-Texas.*

      27.1     Financial Data Schedule

      99.1     Registration Statement on Form 10/A-2 filed by Zimmerman with the Securities and Exchange Commission and declared effective on December 16, 1996.**

------------------------

* Previously filed as an exhibit to the Company's Registration Statement on Form 10 (No. 000-21737) and incorporated herein by reference.

**  Previously filed (No. 000-21737).