Form 10-Q
period 1998-03-31
ZIMMERMAN SIGN CO
filed 1998-05-11
CIK 1027138

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                      For the Period Ended March 31, 1998
                        Commission File Number: 0-21737

                             Zimmerman Sign Company
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



          TEXAS                                      75-0864498
------------------------                ------------------------------------
(State of Incorporation)                (I.R.S. Employer Identification No.)


    9846 HIGHWAY 31 EAST, TYLER, TEXAS                    75705
----------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code: (903) 535-7400

                                NOT APPLICABLE
----------------------------------------------------------------------------
  Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes   X    No
                                             -----     -----

               1,854,692 SHARES OF COMMON STOCK, $0.01 PAR VALUE
----------------------------------------------------------------------------
                    Common Stock Outstanding as of April 30, 1998

                            ZIMMERMAN SIGN COMPANY

                                     INDEX


PART I - FINANCIAL INFORMATION                                         PAGE NO.
------------------------------                                         --------
Item 1.   Financial Statements

          Balance Sheets as of March 31, 1998 (unaudited)
            and December 31, 1997                                            1
          Statements of Operations (unaudited) for the three months
            ended March 31, 1998 and 1997                                    2
          Statements of Cash Flows (unaudited) for the three months
            ended March 31, 1998 and 1997                                    3

          Notes to Financial Statements                                      4

Item 2.   Management's Discussion and Analysis of Results of Operations
            and Financial Condition                                          5

PART II - OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                                   7

          Signatures                                                         7

          Exhibit Index                                                      8

                            ZIMMERMAN SIGN COMPANY
                                Balance Sheets
                     March 31, 1998 and December 31, 1997

                                                                1998          1997
                                                            -----------    -----------
                      ASSETS                                (Unaudited)
Current assets:
  Cash                                                      $    22,174    $   129,678
  Accounts receivable, net of allowance for doubtful
    accounts of $113,060 in 1998 and $100,000 in 1997         9,519,658     10,386,830
  Inventories                                                14,973,241     14,595,234
  Prepaids and other current assets                             352,098        325,418
  Deferred tax assets                                           585,857        540,547
                                                            -----------    -----------
      Total current assets                                   25,453,028     25,977,707
Property, plant and equipment, net                            2,883,070      3,005,662
Other assets                                                    430,145        463,562
Deferred tax assets                                              34,000         34,000
                                                            -----------    -----------
                                                            $28,800,243    $29,480,931
                                                            -----------    -----------
                                                            -----------    -----------
           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

  Current installments of long-term debt                    $ 1,644,000    $ 1,644,000
  Accounts payable                                            6,806,974      6,593,422
  Accrued expenses                                            1,360,035      1,513,384
  Income taxes payable                                          306,380         78,695
  Dividend payable                                            1,000,000      1,000,000
  Customer deposits                                             901,569      1,026,834
                                                            -----------    -----------
      Total current liabilities                              12,018,958     11,856,335

Long-term debt, excluding current installments               24,975,000     26,011,000

Stockholders' deficit:

  Preferred stock, $.01 par value. Authorized 2,000,000
    shares; none issued                                              --             --
  Common stock, $.01 par value. Authorized 15,000,000
    shares; 1,854,692 shares issued and outstanding              18,547         18,547
  Accumulated deficit                                        (8,212,262)    (8,404,951)
                                                            -----------    -----------
      Total stockholders' deficit                            (8,193,715)    (8,386,404)
                                                            -----------    -----------
                                                            $28,800,243    $29,480,931
                                                            -----------    -----------
                                                            -----------    -----------

See accompanying notes to financial statements

                             ZIMMERMAN SIGN COMPANY
                            Statements of Operations
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                              --------------------------
                                                 1998           1997
                                              -----------    -----------
Net sales                                     $10,827,260    $10,143,941

Cost of goods sold                              8,611,776      7,900,207
                                              -----------    -----------
 Gross profit                                   2,215,484      2,243,734

Selling, general and administrative
 expenses                                       1,329,836      1,375,485

Interest expense, net                             589,585        606,879
                                              -----------    -----------

 Income before federal income taxes               296,063        261,370

Federal income taxes                              103,375         88,818
                                              -----------    -----------
 Net income                                   $   192,688    $   172,552
                                              -----------    -----------
                                              -----------    -----------
Net income per share                          $      0.10    $      0.09
                                              -----------    -----------
                                              -----------    -----------

Weighted average number of shares
 outstanding                                    1,854,692      1,854,692
                                              -----------    -----------
                                              -----------    -----------

See accompanying notes to financial statements

                             ZIMMERMAN SIGN COMPANY
                            Statements of Cash Flows
                   Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                  1998         1997
                                                              -----------   -----------
Cash flows from operating activities:

 Net income                                                   $   192,688   $   172,552

 Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Depreciation and amortization                                   179,992       178,034
  Provision (credit) for losses on accounts receivable             13,060        (4,002)
  Deferred income tax expense (benefit)                           (45,310)       35,340
  Changes in operating assets and liabilities:
   Accounts receivable                                            854,112     2,194,864
   Inventories                                                   (378,007)   (1,029,386)
   Prepaids and other current assets                              (72,373)     (362,946)
   Other assets                                                   (33,417)      (10,295)
   Customer deposits                                             (125,265)      (26,253)
   Accounts payable and accrued expenses                          287,888       718,242
                                                              -----------   -----------
    Net cash provided by operating activities                     940,202     1,866,150
                                                              -----------   -----------

Cash flows used in investing activities:

 Purchases of property, plant and equipment                       (11,706)     (103,197)

 Proceeds on sales of property, plant and equipment                    --        80,839
                                                              -----------   -----------
    Net cash used in investing activities                         (11,706)      (22,358)
                                                              -----------   -----------

Cash flows from financing activities:

 Payments of revolving line of credit                            (625,000)   (1,675,000)
 Principal payments on long-term debt                            (411,000)     (237,000)
                                                              -----------   -----------
    Net cash used in financing activities                      (1,036,000)   (1,912,000)
                                                              -----------   -----------

Net decreases in cash                                            (107,504)      (68,208)


Cash at beginning of period                                       129,678       132,483
                                                              -----------   -----------

Cash at end of period                                         $    22,174   $    64,275
                                                              -----------   -----------
                                                              -----------   -----------

See accompanying notes to financial statements

                            ZIMMERMAN SIGN COMPANY
                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)


The accompanying financial statements have been prepared by Zimmerman Sign Company (the Company), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

                                    ITEM 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ATTACHED UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO, AND WITH ZIMMERMAN SIGN COMPANY'S (THE COMPANY) ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, INCLUDING AUDITED FINANCIAL STATEMENTS AND NOTES THERETO FOR THE YEAR ENDED DECEMBER 31, 1997.

The Company's net sales for the three month period ended March 31, 1998 increased $683,000 or 6.7% to $10,827,000 from $10,144,000 for the same period last year. The net sales increase is primarily due to increased sales to automotive customers.

The Company's gross profit margin for the three months ended March 31, 1998 decreased to 20.5% from 22.1% for the same period in 1997. The decrease is primarily due to higher factory overhead expenses.

Selling, general and administrative expenses were $1,330,000 or 12.3% as a percentage of sales for the quarter ended March 31, 1998 compared to $1,375,000 or 13.6% as a percentage of sales for the same period in the prior year. The decrease is primarily the result of lower administrative expenses related to office payroll and related costs, lower travel expenses, lower property and casualty insurance costs and reductions in costs related to being a public company.

Net interest expense decreased to $590,000 for the three month period ended March 31, 1998 from $607,000 for the same period in the prior year. This was primarily the result of a lower average debt balance in the 1st quarter of 1998.

Income before federal income taxes was $296,000 for the three month period ended March 31, 1998 compared to $261,000 for the same period in the prior year, an increase of $35,000. This increase primarily resulted from higher sales volume and lower selling, general and administrative expenses as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (defined as accounts receivable plus inventories, less accounts payable, including accrued expenses and customer deposits) decreased $424,000 to $15,424,000 at March 31, 1998 from $15,848,000 at
December 31, 1997. The decrease in operating working capital resulted from decreased accounts receivable and increased accounts payable being partially offset by increased inventories. Funds of $940,000 were provided by operating activities for the three months ended March 31, 1998 compared to $1,866,000 for the three months ended March 31, 1997. Increases in accounts payable and accrued expenses as well as a decrease in net receivables were the primary sources of funds, which were partially offset by increases in inventory and decreases in customer deposits.

Investing activities used $12,000 for the first three months of 1998 as a result of property and equipment purchases. Financing activities used $1,036,000 as a result of decreased net borrowings under the Company's line of credit and repayments of bank term loans.

The Company's future capital expenditures will relate principally to the acquisition of new machinery and equipment designed to increase productivity and factory efficiency. The Company believes its cash generated from operations and funds available under the existing line of credit are sufficient for its planned requirements during 1998.

SEASONALITY

The Company's sales exhibit limited seasonality, with sales in the first quarter generally being the lowest of the four calendar quarters. First quarter sales tend to be relatively lower because of weather constraints which may restrict customers' construction activities and may reduce their sign purchases.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement
No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock for both interim and annual periods ending after December 15, 1997. The impact from adopting the provisions of Statement No. 128 in fiscal year 1997 was not material.

FORWARD-LOOKING INFORMATION

This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward-looking statements and information that are based upon beliefs of, and information currently available to the Company's management. When used in SEC Filings, the words "anticipate", "believe", "estimate", "future", "intend", "plan", and similar expressions with prospective connotations as they relate to the Company and its business identify forward-looking statements. All forward-looking statements reflect the current views of the Company with respect to future events and are subject to various risks, uncertainties and assumptions relating to the Company and its operating environment which may cause the actual results to vary significantly from those anticipated. Specific factors that may cause the Company's actual results to differ from those anticipated in forward-looking statements are discussed in the Company's most recently filed Form 10-K.

                                    PART II
                               OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K:

              (a)  See Exhibit Index on page 8.

              (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 11, 1998.

                            ZIMMERMAN SIGN COMPANY
                                  REGISTRANT




                            /s/ Jeffrey P. Johnson
             ----------------------------------------------------
                   VICE PRESIDENT, CHIEF FINANCIAL OFFICER
             (AUTHORIZED OFFICER AND PRINCIPAL FINANCIAL OFFICER)

EXHIBIT INDEX

All of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference:

EXHIBIT NO.
-----------

   3.1 Form of Amended and Restated Articles of Incorporation of Zimmerman Sign Company. *
   3.2   Form of Amended and Restated Bylaws of Zimmerman Sign Company. *
   4.1 Distribution Agreement, dated as of November 26, 1996, by and between Zimmerman Sign and Independence Holding Company. *
   4.2 Registration Rights Agreement, dated as of December 1, 1996, by and between Zimmerman Sign Company and Geneve Holdings, Inc. *
   10.1 First Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 31, 1996, by and between Zimmerman Sign Company and Comerica Bank - Texas. *
   10.2 Subordinated Credit Agreement, dated as of October 31, 1996, between Zimmerman Sign Company and Bank of America Illinois. *
   10.3 Stock Option Plan of Zimmerman Sign Company, dated as of December 1, 1996. *
   10.4 Form of Amended & Restated Employment Agreement, dated December 1, 1996, by and between Zimmerman Sign Company and David E. Anderson. *
   10.5 Form of Amended and Restated Employment Agreement, dated December 1, 1996, by and between Zimmerman Sign Company and Tom E. Boner. *
   10.6 Form of Amended and Restated Employment Agreement, dated December 1, 1996, by and between Zimmerman Sign Company and Michael W. Coppinger. *
   10.7 Form of Amended and Restated Employment Agreement, dated December 1, 1996, by and between Zimmerman Sign Company and Jeffrey P. Johnson.*
   10.8 Form of Amended and Restated Employment Agreement, dated December 1, 1996, by and between Zimmerman Sign Company and John T. Griggs. *
   10.9 First Amendment to Credit Agreement, dated December 31, 1996, between Zimmerman Sign Company and Bank of America Illinois. *
   10.10 First Amendment to Loan Agreement, dated December 31, 1996, between Zimmerman Sign Company and Comerica Bank - Texas. *
   27.1  Financial Data Schedule
   99.1 Registration Statement on Form 10/A-2 filed by Zimmerman Sign Company with the Securities and Exchange Commission and declared effective on December 16, 1996. **

--------------------
* Previously filed as an exhibit to the Company's Registration Statement on Form 10 (No. 000-21737) and incorporated herein by reference.

**   Previously filed (No. 000-21737).