Form 10-Q
period 1998-06-30
ZIMMERMAN SIGN CO
filed 1998-08-10
CIK 1027138

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                      For the Period Ended June 30, 1998
                        Commission File Number: 0-21737

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days Yes __X__   No _____.

              1,854,692 SHARES OF COMMON STOCK, $0.01 PAR VALUE
--------------------------------------------------------------------------------
                Common Stock Outstanding as of July 31, 1998

                            ZIMMERMAN SIGN COMPANY

                                     INDEX

PART I - FINANCIAL INFORMATION                                               PAGE NO.
------------------------------                                               --------
Item 1.   Financial Statements

            Balance Sheets as of June 30, 1998 (unaudited)
               and December 31, 1997                                             1
            Statements of Operations (unaudited) for the three and six months
               ended June 30, 1998 and 1997                                      2
            Statements of Cash Flows (unaudited) for the six months
               ended June 30, 1998 and 1997                                      3
            Notes to Financial Statements                                        4

Item 2.   Management's Discussion and Analysis of Results of Operations
               and Financial Condition                                           5

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                    8

Item 6.   Exhibits and Reports on Form 8-K                                       8

          Signatures                                                             8

          Exhibit Index                                                          9

                            ZIMMERMAN SIGN COMPANY
                                Balance Sheets
                     June 30, 1998 and  December 31, 1997

                                                                            1998                1997
                                                                         -----------         -----------
                            Assets                                       (Unaudited)
                            ------
Current assets:

 Cash                                                                    $    23,949         $   129,678
 Accounts receivable, net of allowance for doubtful accounts
  of $125,638 in 1998 and $100,000 in 1997                                 8,698,365          10,386,830
 Inventories                                                              15,102,508          14,595,234
 Prepaids and other current assets                                           382,671             325,418
 Deferred tax assets                                                         629,702             540,547
                                                                         -----------         -----------
    Total current assets                                                  24,837,195          25,977,707
Property, plant and equipment, net                                         2,857,187           3,005,662
Other assets                                                                 438,603             463,562
Deferred tax assets                                                           34,000              34,000
                                                                         -----------         -----------
                                                                         $28,166,985         $29,480,931
                                                                         -----------         -----------
                                                                         -----------         -----------

                    Liabilities and Stockholders' Deficit
                    -------------------------------------

Current liabilities:

 Current installments of long-term debt                                  $ 1,644,000         $ 1,644,000
 Accounts payable                                                          6,228,548           6,593,422
 Accrued expenses                                                          1,533,700           1,513,384
 Income taxes payable                                                        155,560              78,695
 Dividend payable                                                          1,000,000           1,000,000
 Customer deposits                                                           729,862           1,026,834
                                                                         -----------         -----------
    Total current liabilities                                             11,291,670          11,856,335

Long-term debt, excluding current installments                            24,664,000          26,011,000

Stockholders' deficit:

 Preferred stock, $.01 par value. Authorized 2,000,000
  shares; none issued                                                             --                  --
 Common stock, $.01 par value. Authorized 15,000,000
  shares; 1,854,692 shares issued and outstanding                             18,547              18,547

 Accumulated deficit                                                      (7,807,232)         (8,404,951)
                                                                         -----------         -----------
    Total stockholders' deficit                                           (7,788,685)         (8,386,404)
                                                                         -----------         -----------
                                                                         $28,166,985         $29,480,931
                                                                         -----------         -----------
                                                                         -----------         -----------

                 See accompanying notes to financial statements

                            ZIMMERMAN SIGN COMPANY
                           Statements of Operations
               Three and Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)

                                                         Three Months Ended             Six Months Ended
                                                               June 30,                     June 30,
                                                      --------------------------    --------------------------
                                                         1998           1997           1998           1997
                                                      -----------    -----------    -----------    -----------
Net sales                                             $12,640,692    $11,211,504    $23,467,952    $21,355,445

Cost of goods sold                                      9,926,359      8,731,402     18,538,135     16,631,609
                                                      -----------    -----------    -----------    -----------

  Gross Profit                                          2,714,333      2,480,102      4,929,817      4,723,836

Selling, general and administrative
  expenses                                              1,518,201      1,467,343      2,848,037      2,842,828

Interest expense, net                                     573,767        584,329      1,163,352      1,191,208
                                                      -----------    -----------    -----------    -----------

Income before federal income taxes                        622,365        428,430        918,428        689,800

Federal income taxes                                      217,335        190,929        320,710        279,747
                                                      -----------    -----------    -----------    -----------

  Net income                                          $   405,030    $   237,501    $   597,718    $   410,053
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------

Net income per share                                  $      0.22    $      0.13    $      0.32    $      0.22
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------

Weighted average number of shares
  outstanding                                           1,854,692      1,854,692      1,854,692      1,854,692
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------


               See accompanying notes to financial statements

                            ZIMMERMAN SIGN COMPANY
                           Statements of Cash Flows
                    Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)

                                                             1998           1997
                                                         -----------     -----------
Cash flows from operating activities:

 Net income                                              $   597,718     $   410,053

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                              357,419         356,974
  Provision for losses on accounts receivable                 25,638           8,184
  Deferred income tax expense (benefit)                      (89,155)         75,638
 Changes in operating assets and liabilities:
   Accounts receivable                                     1,662,827       1,837,015
   Inventories                                              (507,273)       (937,474)
   Prepaids and other current assets                        (145,918)       (130,350)
   Other assets                                               24,959         (21,495)
   Customer deposits                                        (296,972)        281,553
   Accounts payable and accrued expenses                    (267,693)      1,447,672
                                                         -----------     -----------
    Net cash provided by operating activities              1,361,550       3,327,770
                                                         -----------     -----------

Cash flows used in investing activities:

 Purchases of property, plant and equipment                 (120,279)       (205,643)

 Proceeds on sales of property, plant and equipment               --          80,839
                                                         -----------     -----------
    Net cash used in investing activities                   (120,279)       (124,804)
                                                         -----------     -----------

Cash flows from financing activities:

 Payments of revolving line of credit                       (525,000)     (2,850,000)
 Principal payments on long-term debt                       (822,000)       (474,000)
                                                         -----------     -----------
    Net cash used in financing activities                 (1,347,000)     (3,324,000)
                                                         -----------     -----------

Net decreases in cash                                       (105,729)       (121,034)

Cash at beginning of period                                  129,678         132,483
                                                         -----------     -----------

Cash at end of period                                    $    23,949     $    11,449
                                                         -----------     -----------
                                                         -----------     -----------


           See accompanying notes to financial statements

                            ZIMMERMAN SIGN COMPANY
                         NOTES TO FINANCIAL STATEMENTS


The accompanying financial statements have been prepared by Zimmerman Sign Company (the Company), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

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

The Company's net sales for the three month period ended June 30, 1998 increased $1,429,000 or 12.7% to $12,641,000 from $11,212,000 for the same period last year. Net sales for the six months ended June 30, 1998 increased $2,113,000 or 9.9% to $23,468,000 compared to $21,355,000 for the same period in 1997. The net sales increase for the six month period is due to increased sales to general retailing, automotive and financial services customers.

The Company's gross profit margin for the three months ended June 30, 1998 decreased to 21.5% from 22.1% for the same period in 1997. For the six months ended June 30, 1998, the gross profit percentage decreased to 21.0% from 22.1% in 1997. The decreases for the six month period is primarily due to higher factory overhead expenses.

Selling, general and administrative expenses were $1,518,000 or 12.0% as a percentage of sales for the quarter ended June 30, 1998 compared to $1,467,000 or 13.1% as a percentage of sales for the same period in the prior year. For the six months ended June 30, 1998, selling, general and administrative expenses increased $5,000 to $2,848,000 or 12.1% as a percentage of sales as compared to $2,843,000 or 13.3% as a percentage of sales for the six months ended June 30, 1997. The decrease as a percentage of sales for the six month period is primarily the result of lower administrative expenses related to office payroll and related costs, lower travel expenses, lower property and casualty insurance costs and reductions in costs related to being a public company.

Net interest expense decreased to $574,000 for the three month period ended
June 30, 1998 from $584,000 for the same period in the prior year.   Interest
expense for the six months ended June 30, 1998 decreased to $1,163,000 from $1,191,000 for the six months ended June 30, 1997. This was primarily the result of a lower average debt balance in the first half of 1998.

Income before federal income taxes was $622,000 for the three month period ended June 30, 1998 compared to $428,000 for the same period in the prior year, an increase of $194,000. Income before federal income taxes for the six months ended June 30, 1998 increased $228,000 to $918,000 from $690,000 for the same period in 1997. This increase primarily resulted from higher sales volume and lower interest expenses, along with lower selling, general and administrative expenses as a percentage of sales, as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (defined as accounts receivable plus inventories, less accounts payable, including accrued expenses and customer deposits) decreased $539,000 to $15,309,000 at June 30, 1998 from $15,848,000 at
December 31, 1997. The decrease in operating working capital resulted almost entirely from decreased accounts receivable being partially offset by increased inventories and decreased accounts payable. Funds of

$1,362,000 were provided by operating activities for the six months ended June 30, 1998 compared to $3,328,000 for the six months ended June 30, 1997. Decreases in net receivables were the primary sources of funds, which were partially offset by increases in inventory and decreases in customer deposits and accounts payable and accrued expenses.

Investing activities used $120,000 for the first six months of 1998 as a result of property and equipment purchases. Financing activities used $1,347,000 as a result of decreased net borrowings under the Company's line of credit and repayments of bank term loans.

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

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock for both interim and annual periods ending after December 15, 1997. The Company believes the impact from adopting the provisions of Statement No. 128 in fiscal year 1997 was not material.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in financial statements. The Company believes the impact from adopting the provisions of Statement No. 130 on the Financial Statements was not material.

YEAR 2000 CONSIDERATIONS

Many existing computer programs use only two digits to identify a year in the date field. These programs, if not corrected could fail or create erroneous results by or at the Year 2000. This 'Year 2000' issue is believed to affect virtually all companies and organizations, including the Company. The Company has undertaken an assessment of the effect of the Year 2000 issue on the Company's operations. In connection therewith, the Company has sought, and continues to seek, identify and evaluate Year 2000-related compliance issues, develop proposed solutions, and estimate the costs of the implementation of such solutions. The Company does not believe that the Year 2000 issues (including the costs of the Company's compliance program) will have a material adverse effect on the Company's financial position or results of operations, though no assurance can be given in this regard.

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

                                    PART II
                               OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders:

          The Annual Meeting of Shareholders of the Company was held on May 22, 1998. The following proposals were voted upon and approved at the Annual Meeting:

          (1) Election of Directors for a term to be completed at the Annual Meeting of Shareholders in 1999 or until their respective successors are duly elected and qualified.

                                            Votes         Votes
                                           Cast For      Withheld
                                           ---------     --------
                    David E. Anderson      1,719,986       1,953
                    Tom E. Boner           1,719,987       1,952
                    Carl A. Goldman        1,719,975       1,964
                    Steven B. Lapin        1,720,005       1,934
                    Roy T. K. Thung        1,719,805       2,134

          (2) Ratification of the selection of KPMG Peat Marwick LLP as the Company's auditors for the 1998 fiscal year.

                         Votes              Votes            Votes
                        Cast For           Against         Abstaining
                       ---------           -------         ----------
                       1,712,241            9,367              331

Item 6.   Exhibits and Reports on Form 8-K:

              (a)  See Exhibit Index on page 9.
              (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 10, 1998.


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

                                 EXHIBIT INDEX

All of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference:

EXHIBIT NO.
-----------
    3.1   Form of Amended and Restated Articles of Incorporation of Zimmerman
          Sign Company. *
    3.2   Form of Amended and Restated Bylaws of Zimmerman Sign Company. *
    4.1   Distribution Agreement, dated as of November 26, 1996, by and between Zimmerman Sign and Independence Holding Company. *
    4.2   Registration Rights Agreement, dated as of December 1, 1996, by and between Zimmerman Sign Company and Geneve Holdings, Inc. *
   10.1   First Amended and Restated Revolving Credit and Term Loan
          Agreement, dated as of October 31, 1996, by and between Zimmerman
          Sign Company and Comerica Bank - Texas. *
   10.2   Subordinated Credit Agreement, dated as of October 31, 1996, between Zimmerman Sign Company and Bank of America Illinois. *
   10.3   Stock Option Plan of Zimmerman Sign Company, dated as of
          December 1, 1996. *
   10.4   Form of Amended & Restated Employment Agreement, dated December 1,
          1996, by and between Zimmerman Sign Company and David E. Anderson. *
   10.5   Form of Amended and Restated Employment Agreement, dated
          December 1, 1996, by and between Zimmerman Sign Company and Tom E.
          Boner. *
   10.6   Form of Amended and Restated Employment Agreement, dated
          December 1, 1996, by and between Zimmerman Sign Company and Michael
          W. Coppinger. *
   10.7   Form of Amended and Restated Employment Agreement, dated
          December 1, 1996, by and between Zimmerman Sign Company and Jeffrey
          P. Johnson. *
   10.8   Form of Amended and Restated Employment Agreement, dated December 1,
          1996, by and between Zimmerman Sign Company and John T. Griggs. *
   10.9   First Amendment to Credit Agreement, dated December 31, 1996, between
          Zimmerman Sign Company and Bank of America Illinois. *
   10.10  First Amendment to Loan Agreement, dated December 31, 1996, between Zimmerman Sign Company and Comerica Bank - Texas. *
   27.1   Financial Data Schedule
   99.1   Registration Statement on Form 10/A-2 filed by Zimmerman Sign Company with the Securities and Exchange Commission and declared effective on
          December 16, 1996. **

--------------------
* Previously filed as an exhibit to the Company's Registration Statement on Form 10 (No. 000-21737) and incorporated herein by reference.
**   Previously filed (No. 000-21737).