Form 10-Q
period 1998-09-30
ZIMMERMAN SIGN CO
filed 1998-11-16
CIK 1027138

                                      FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



                      For the Period Ended September 30, 1998
                          Commission File Number: 0-21737

                                 ZIMMERMAN SIGN COMPANY
               ------------------------------------------------------
               (Exact name of Registrant as specified in its charter)



            TEXAS                                     75-0864498
----------------------------------      ----------------------------------------
    (State of Incorporation)              (I.R.S. Employer Identification No.)

9846 HIGHWAY 31 EAST, TYLER, TEXAS                        75705
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
                                       ---       ---

           1,854,692 SHARES OF COMMON STOCK, $0.01 PAR VALUE
-------------------------------------------------------------------------------
                  Common Stock Outstanding as of October 30, 1998

                               ZIMMERMAN SIGN COMPANY

                                       INDEX

PART I - FINANCIAL INFORMATION                                                 PAGE NO.
------------------------------                                                 --------
Item 1. Financial Statements

            Balance Sheets as of September 30, 1998 (unaudited)
               and December 31, 1997  . . . . . . . . . . . . . . . . . . . . .     1

            Statements of Operations (unaudited) for the three and nine months
               ended September 30, 1998 and 1997. . . . . . . . . . . . . . . .     2

            Statements of Cash Flows (unaudited) for the nine months
               ended September 30, 1998 and 1997. . . . . . . . . . . . . . . .     3

            Notes to Financial Statements . . . . . . . . . . . . . . . . . . .     4

Item 2. Management's Discussion and Analysis of Results of Operations
            and Financial Condition . . . . . . . . . . . . . . . . . . . . . .     6

PART II - OTHER INFORMATION
---------------------------

Item 2. Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . .    10

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .    11

        Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

        Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

                               ZIMMERMAN SIGN COMPANY
                                   Balance Sheets
                     September 30, 1998 and  December 31, 1997
                                    (Unaudited)

                                                                         1998                1997
                                                                     -----------         -----------
                             ASSETS
                             ------
Current assets:
     Cash                                                            $     4,148         $   129,678
     Accounts receivable, net of allowance for doubtful accounts
       of $140,638 in 1998 and $100,000 in 1997                        8,326,287          10,386,830
     Inventories                                                      15,967,399          14,595,234
     Prepaids and other current assets                                   199,007             325,418
     Refundable income taxes                                             158,450                --
     Deferred tax assets                                                 584,156             540,547
                                                                     -----------         -----------
          Total current assets                                        25,239,447          25,977,707
Property, plant and equipment, net                                     2,977,366           3,005,662
Other assets                                                             533,859             463,562
Deferred tax assets                                                       35,675              34,000
                                                                     -----------         -----------
                                                                     $28,786,347         $29,480,931
                                                                     -----------         -----------
                                                                     -----------         -----------
                 LIABILITIES AND STOCKHOLDERS' DEFICIT
                 -------------------------------------
Current liabilities:

     Current installments of long-term debt                          $ 1,164,000         $ 1,644,000
     Accounts payable                                                  7,323,296           6,593,422
     Accrued expenses                                                  1,475,555           1,513,384
     Income taxes payable                                                   --                78,695
     Dividend payable                                                       --             1,000,000
     Customer deposits                                                   384,421           1,026,834
                                                                     -----------         -----------
          Total current liabilities                                   10,347,272          11,856,335
                                                                     -----------         -----------

Long-term debt, excluding current installments                        21,222,486          26,011,000

Redeemable preferred stock, 8% Series A, $.01 par value,
     redemption value of $5,250,000. Authorized 2,000,000
     shares; 52,500 shares issued and outstanding                      4,961,346                --

Stockholders' deficit:

     Common stock, $.01 par value. Authorized 15,000,000
     shares; 1,854,692 shares issued and outstanding                      18,547              18,547
     Additional paid in capital                                          100,000                --
     Accumulated deficit                                              (7,863,304)         (8,404,951)
                                                                     -----------         -----------
          Total stockholders' deficit                                 (7,744,757)         (8,386,404)
                                                                     -----------         -----------
                                                                     $28,786,347         $29,480,931
                                                                     -----------         -----------
                                                                     -----------         -----------

See accompanying notes to financial statements

                               ZIMMERMAN SIGN COMPANY
                              Statements of Operations
              Three and Nine Months Ended September 30, 1998 and 1997
                                    (Unaudited)

                                                 Three Months Ended            Nine Months Ended
                                                    September 30,                September 30,
                                                 1998          1997           1998           1997
                                            -----------    -----------    -----------    -----------
Net sales                                   $11,859,278    $11,086,233    $35,327,230    $32,441,677

Cost of goods sold                            9,385,859      8,804,218     27,923,994     25,435,827
                                            -----------    -----------    -----------    -----------
     Gross Profit                             2,473,419      2,282,015      7,403,236      7,005,851

Selling, general and administrative
     expenses                                 1,456,192      1,360,163      4,304,229      4,202,991

Interest expense, net                           553,010        615,935      1,716,362      1,807,142
                                            -----------    -----------    -----------    -----------
Income before income taxes
     and extraordinary item                     464,217        305,917      1,382,645        995,717

Federal income taxes                            151,281         74,391        471,991        354,138
                                            -----------    -----------    -----------    -----------
Income before extraordinary
     item                                       312,936        231,526        910,654        641,579

Extraordinary item-debt restructure
     (net of income tax)                       (369,007)          --         (369,007)          --
                                            -----------    -----------    -----------    -----------

     Net income (loss)                         $(56,071)      $231,526       $541,647       $641,579
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------
Basic and diluted net income (loss)
     per common share:

Income before extraordinary
     item                                        $0.17           $0.12          $0.49          $0.35

Extraordinary item                               (0.20)           --            (0.20)          --
                                            -----------    -----------    -----------    -----------
Net income (loss)                               $(0.03)          $0.12          $0.29          $0.35
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------
Weighted average number of
     common shares outstanding               1,854,692       1,854,692      1,854,692      1,854,692
                                            -----------    -----------    -----------    -----------
                                            -----------    -----------    -----------    -----------

See accompanying notes to financial statements

                               ZIMMERMAN SIGN COMPANY
                              Statements of Cash Flows
                   Nine Months Ended September 30, 1998 and 1997
                                    (Unaudited)

                                                                                    1998                1997
                                                                                  --------            --------
Cash flows from operating activities:

     Net income                                                                   $541,647            $641,579

     Adjustments to reconcile net income to net cash provided by operating activities:

       Extraordinary item                                                          369,007                --
       Depreciation and amortization                                               520,836             535,915
       Provision for losses on accounts receivable                                  40,638              20,581
       Deferred income tax benefit                                                 (45,284)            (93,738)

     Changes in operating assets and liabilities:

       Accounts receivable                                                       2,019,905             847,570
       Inventories                                                              (1,372,165)         (1,128,359)
       Prepaids and other current assets                                          (158,605)            (31,951)
       Other assets                                                               (276,015)             (3,000)
       Accounts payable and accrued expenses                                       613,350           1,548,379
       Customer deposits                                                          (642,413)            168,840
                                                                               -----------         -----------
           Net cash provided by operating activities                             1,610,901           2,505,816
                                                                               -----------         -----------
Cash flows used in investing activities:

     Purchases of property, plant and equipment                                   (375,231)           (182,133)
                                                                               -----------         -----------
Cash flows from financing activities:

     Net borrowings (payments) on revolving line of credit                          75,000          (1,600,000)
     Principal payments on long-term debt                                       (4,830,000)           (822,000)
     Proceeds from issuance of long-term debt                                    5,500,000                --
     Proceeds from issuance of preferred stock and related warrants              5,250,000                --
     Issuance costs related to preferred stock                                    (202,168)               --
     Proceeds from issuance of subordinated debt and related warrants            4,000,000                --
     Issuance costs related to subordinated debt                                  (154,032)               --
     Dividends paid                                                             (1,000,000)               --
     Principal payment of Subordinated Debt                                    (10,000,000)               --
                                                                               -----------         -----------
           Net cash used in financing activities                                (1,361,200)         (2,422,000)
                                                                               -----------         -----------
Net decreases in cash                                                             (125,530)            (98,317)

Cash at beginning of period                                                        129,678             132,483
                                                                               -----------         -----------
Cash at end of period                                                               $4,148             $34,166
                                                                               -----------         -----------
                                                                               -----------         -----------

See accompanying notes to financial statements

                               ZIMMERMAN SIGN COMPANY
                           NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying financial statements have been prepared by Zimmerman Sign Company (the Company), without audit. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1998 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders. The results of operations for the periods ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

2.   Refinancing Transaction

     On September 30, 1998, the Company entered into new credit facilities with its existing lender totaling $23.5 million (of which $12.9 million was outstanding on the revolving credit line and $5.5 million was outstanding on the term notes) to replace an existing credit facility with a revolving credit line and term loan totalling $20.6 million (of which $16.5 million was outstanding immediately preceding this transaction) of available credit. The terms and conditions of the new credit facilites are substantially the same as the previous facility except that the terms were extended and the available credit was increased.

     Also on September 30,1998, the Company entered into a Senior Subordinated Note, Preferred Stock and Warrant Purchase Agreement with Bank of America Capital Investors ("B of A") and certain members of Company management pursuant to which the Company issued $4.0 million of senior subordinated notes ("Notes") and 52,500 shares of preferred stock, 8% Series A ("Preferred Stock") which has a liquidation and redemption value of $5.25 million and is mandatorily redeemable on September 30, 2006. The Preferred Stock is also redeemable at the option of the Company and if redeemed prior to September 30, 2003, the redemption value would increase between 1% to 5%. In connection with the issuance of the Notes and Preferred Stock, the Company issued warrants representing the right to purchase up to 37% of the Company's common stock or up to 161,880 shares of common stock and 1,036,034 shares of common stock, respectively, at an exercise price of $3.79 per share, the approximate market price of the common stock at the transaction date. The carrying values of the Notes and Preferred Stock have been reduced to reflect the estimated fair value of the warrants, $0.084 per share, which has been included in additional paid in capital. The valuation of the warrants, for financial statement purposes, has not been finalized, and upon final determination the value assigned to the warrants could change. Additionally, Preferred Stock issuance costs of $202,168 were netted against the proceeds received upon issuance and the subordinated debt issuance costs of $154,032 are included in other assets. The Notes and Preferred Stock will be accreted from their current carrying values to their redemption values over the life of the instruments.

     On September 30, 1998 the Company repaid its existing $10.0 million subordinated loan maturing in 2001 and paid the $1.0 million dividend payable. As part of the Refinancing Transaction described above, debt issuance costs associated with the retired borrowings were written off as an extraordinary item. These costs were formerly being amortized over the life of the subordinated and senior loans.

     Long-term debt consists of the following at September 30, 1998 and December 31, 1997:

                                                                             1998                1997
                                                                          -----------         -----------
       Revolving line of credit to a bank, due September 30, 2001, monthly interest at prime plus .25% or LIBOR plus 2.75%
           (8.75% at September 30, 1998)                                  $12,900,000         $12,825,000

       Secured term notes payable to a bank, due between October
           1, 2002, and October 1, 2005, monthly payments of
           $97,250 plus interest at prime plus .25% to 1.5%
           or LIBOR plus 2.75% to 4.0% (8.75% to 10.0% at
           September 30, 1998)                                              5,500,000           4,830,000

       Subordinated notes, due October 31, 2001, quarterly
           payments of interest at prime plus 0.5% or bank off-shore
           rate plus 1.6875% (7.28125% at September 30, 1998)                  --              10,000,000

       Subordinated notes, due September 30, 2005, quarterly
           payments of principal and interest at 12% due beginning
           September 30, 2003                                               3,986,486              --
                                                                          -----------         -----------
                                                                           22,386,486          27,655,000

       Less current installments                                            1,164,000           1,644,000
                                                                          -----------         -----------
                                                                          $21,222,486         $26,011,000
                                                                          -----------         -----------
                                                                          -----------         -----------

3.   Pending Capital Stock Transactions

     On September 30, 1998, the Company acquired options at $0.25 per share to purchase 357,143 shares of its common stock from its largest shareholder at a total cost, including the option payment, of $3.50 per share. The options are exercisable in early January 1999 and the total consideration for the 357,143 share purchase, assuming the options are exercised, would consist of $625,000 in cash and 6,250 shares of the Company's 6% Series C Preferred Stock, which has a liquidation and redemption value of $625,000. Separately, an officer of the Company acquired an option to purchase 428,000 shares of Zimmerman Sign Company common stock from the Company's largest shareholder exercisable in early January 1999 at a price of $3.50 per share and has agreed to sell 228,000 shares of such stock to the Company in January 1999 at a price of $3.50 per share, consisting of, in the aggregate, $98,000 in cash and 7,000 shares of the Company's 6%
     Series B Preferred Stock, which has a liquidation and redemption value of $700,000.

     On September 29, 1998 the Company's Directors authorized the issuance of the Series A, Series B and Series C preferred stock and the stock transactions contemplated by the option purchase agreements referenced above. Assuming completion of the above transactions, the liquidation value of preferred stock outstanding will increase from $5,250,000 to $6,575,000 and the number of common shares issued and outstanding, assuming no stock options are exercised in the intervening period, will decrease from the September 30, 1998 amount of 1,854,692 shares to 1,269,549 shares.

     Assuming completion of the pending capital stock transactions, the number of warrants exercisable will be 854,259 and the total number of diluted common shares will be 2,308,808 including warrants and stock options issuable under the 1996 stock option plan.

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

The Company's net sales for the three month period ended September 30, 1998 increased $773,000 or 7.0% to $11,859,000 from $11,086,000 for the same period last year. Net sales for the nine months ended September 30, 1998 increased $2,885,000 or 8.9% to $35,327,000 compared to $32,442,000 for the same period in 1997. The net sales increases are due to increased sales to general retailing, automotive and financial services customers.

The Company's gross profit margin for the three months ended September 30, 1998 increased to 20.9% from 20.6% for the same period in 1997. For the nine months ended September 30, 1998, the gross profit percentage decreased to 21.0% from 21.6% for the same period in 1997. The decrease is primarily due to higher factory overhead expenses.

Selling, general and administrative expenses were $1,456,000 or 12.3% as a percentage of sales for the quarter ended September 30, 1998 compared to $1,360,000 or 12.3% as a percentage of sales for the same period in the prior year. For the nine months ended September 30, 1998, selling, general and administrative expenses increased $101,000 to $4,304,000 or 12.3% as a percentage of sales as compared to $4,203,000 or 13.0% as a percentage of sales for the nine months ended September 30, 1997. The decrease as a percentage of sales for the nine month period is primarily the result of lower administrative expenses related to office payroll and related costs, lower travel expenses, lower property and casualty insurance costs and reductions in costs related to being a public company.

Interest expense decreased to $553,000 for the three month period ended September 30, 1998 from $616,000 for the same period in the prior year. Interest expense for the nine months ended September 30, 1998 decreased to $1,716,000 from $1,807,000 for the nine months ended September 30, 1997. This was primarily the result of a lower average debt balance in the first nine months of 1998.

Income before federal income taxes increased $158,000 to $464,000 for the three month period ended September 30, 1998 compared to $306,000 for the same period in the prior year. Income before federal income taxes for the nine months ended September 30, 1998 increased $387,000 to $1,383,000 from $996,000 for the same period in 1997. This increase primarily resulted from higher sales volume and lower interest expenses, along with lower selling, general and administrative expenses as a percentage of sales, as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (defined as accounts receivable plus inventories, less accounts payable, including accrued expenses and customer deposits) decreased $738,000 to $15,110,000 at September 30, 1998 from $15,848,000 at
December 31, 1997. The decrease in operating working capital resulted almost entirely from decreased accounts receivable being partially offset by increased inventories and decreased current liabilities.

Net cash of $1,457,000 were provided by operating activities for the nine months ended September 30, 1998 compared to $2,506,000 for the nine months ended September 30, 1997. Decreases in net receivables along with an increase in accounts payable were the primary sources of cash, which were partially offset by increases in inventory and prepaids, and decreases in customer deposits.

Investing activities used $375,000 for the first nine months of 1998 as a result of property and equipment purchases. Financing activities used $1,207,000 as a result of decreased net borrowings under the Company's line of credit and repayments of bank term loans.

The Company's future capital expenditures will relate principally to the acquisition of new machinery and equipment designed to increase productivity and factory efficiency. The Company believes its cash generated from operations and funds available under the senior credit facilities are sufficient for its planned requirements during 1998.

On September 30, 1998, the Company entered into new credit facilities with its existing lender totaling $23.5 million (of which $12.9 million was outstanding on the revolving credit line and $5.5 million was outstanding on the term notes) to replace an existing credit facility with a revolving credit line and term loan totalling $20.6 million (of which $16.5 million was outstanding immediately preceding this transaction) of available credit. The terms and conditions of the new credit facilities are substantially the same as the previous facility except that the terms were extended and the available credit was increased.

Also on September 30,1998, the Company entered into a Senior Subordinated Note, Preferred Stock and Warrant Purchase Agreement with Bank of America Capital Investors ("B of A") and certain members of Company management pursuant to which the Company issued $4.0 million of senior subordinated notes ("Notes") and 52,500 shares of preferred stock, 8% Series A ("Preferred Stock") which has a liquidation and redemption value of $5.25 million and is mandatorily redeemable on September 30, 2006. The Preferred Stock is also redeemable at the option of the Company and if redeemed prior to September 30, 2003, the redemption value would increase between 1% to 5%. In connection with the issuance of the Notes and Preferred Stock, the Company issued warrants representing the right to purchase up to 37% of the Company's common stock or up to 161,880 shares of common stock and 1,036,034 shares of common stock, respectively at an exercise price of $3.79 per share, the approximate market price of the common stock at the transaction date. The carrying values of the Notes and Preferred Stock have been reduced to reflect the estimated fair value of the warrants, $0.084 per share, which has been included in additional paid in capital. The valuation of the warrants, for financial statement purposes, has not been finalized, and upon final determination the value assigned to the warrants could change. Additionally, Preferred Stock issuance costs of $202,168 were netted against the proceeds received upon issuance and the subordinated debt issuance costs of $154,032 are included in other assets. The Notes and Preferred Stock will be accreted from their current carrying values to their redemption values over the life of the instruments.

On September 30, 1998 the Company repaid its existing $10.0 million subordinated loan maturing in 2001 and paid the $1.0 million dividend payable. As part of the Refinancing Transaction described above, debt issuance costs associated with the retired borrowings were written off as an extraordinary item. These costs were formerly being amortized over the life of the subordinated and senior loans.

SEASONALITY

The Company's sales exhibit limited seasonality, with sales in the first quarter generally being the lowest of the four calendar quarters. First quarter sales tend to be relatively lower because of weather constraints which may restrict customers' construction activities and may reduce their sign purchases.

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for the Company's first quarter financial statements in fiscal 2000. The Company is currently not involved in derivative instruments or hedging activities and, therefore, will measure the impact of this statement as it becomes applicable.

Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," was issued in March 1998 and is effective for fiscal years beginning after December 15, 1998. The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and post-implementation operations stage of the development of internal-use computer software be expensed as incurred. The Company does not expect the adoption of the SOP to have a material impact on the Company's financial position or results of operations.

YEAR 2000 CONSIDERATIONS

Many existing computer programs use only two digits to identify a year in the date field. These programs, if not corrected could fail or create erroneous results by or at the Year 2000. This "Year 2000" issue is believed to affect virtually all companies and organizations, including the Company. The Company has undertaken an assessment of the effect of the Year 2000 issue on the Company's operations. In connection therewith, the Company has sought, and continues to seek, identify and evaluate Year 2000-related compliance issues, develop proposed solutions, and estimate the costs of the implementation of such solutions. The Company does not believe that the Year 2000 issues (including the costs of the Company's compliance program) will have a material adverse effect on the Company's financial position or results of operations, though no assurance can be given in this regard.

At this time, the Company expects to spend less than $100,000 to become fully Year 2000 compliant, and estimates completion of its compliance program by June 30, 1999. The Company's computer systems are P.C. based and therefore the cost and time to become compliant is comparatively less expensive and involved. Currently, the largest component of the Company's compliance program is the analysis of Year 2000 compliance of its customers and suppliers. At this time, with regard to this analysis, the Company expects no significant issues which would have a materially adverse effect on the Company.

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

                                      PART II

                                 OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

     (b) In connection with the Securities Purchase Agreement on September 30, 1998, the Company created three series of Preferred Stock (Series A, Series B and Series C), all of which rank senior to the Company's Common Stock with respect to dividend rights and rights upon liquidation, winding up and dissolution. As described in the following paragraphs, the holders of Common Stock may no longer collectively elect all of the members of the Company's board of directors.

          The holders of Series A Preferred Stock are entitled to designate two directors to serve on the board of directors of the Company at all times, with such directors to be elected by holders of a majority of the Series A Preferred Stock. In addition, the Company and certain shareholders, including all of the holders of Series A Preferred Stock, entered into a Stockholders Agreement dated as of September 30, 1998, pursuant to which the shareholders agreed to vote their shares so that the following individuals would be elected to the board of directors: (i) two representatives designated by the Bank of America shareholders (in lieu of and only to the extent that the holders of Series A Preferred Stock have failed to designate two representatives or the Bank of America shareholders do not hold a majority of the Series A Preferred Stock); (ii) two members of the Company's management designated by the officers party to the Stockholders Agreement; and (iii) an outside director designated by the officers party to the Stockholders Agreement and acceptable to the Bank of America shareholders.

          Upon the occurrence of an Event of Noncompliance as defined in the Certificate of Designation of Preferred Stock, Series A, which includes an event of default under the Securities Purchase Agreement, the parties to the Stockholders Agreement have agreed to cause the removal from the board of directors of one of the representatives designated pursuant to (ii), above, and to elect to the board of directors a replacement representative designated by the Bank of America shareholders.

     (c) On September 30, 1998, the Company entered into the Securities Purchase Agreement, pursuant to which it sold to a banking institution and members of Company management 52,500 shares of Series A Preferred Stock, 12% Senior Subordinated Notes in the aggregate amount of $4 million and Stock Purchase Warrants initially exercisable for 1,197,194 shares of Common Stock (of which warrants exercisable to purchase 343,655 shares of common stock will be cancelled upon the completion of the pending capital stock transaction as described in
          Note 3 of the financial statements) in exchange for aggregate consideration of $9.25 million. The sale was a private transaction exempt from registration under section 4(2) of the Securities Act of 1933.

          Each Stock Purchase Warrant grants the right to purchase shares of Common Stock at the exercise price of $3.79 per share and is exercisable in whole or in part at the holders's option at any time during the period after the date of issuance to and including the later of (i) September 30, 2008, and (ii) the 90th day following the redemption in full of all outstanding Series A Preferred Stock, whether by prepayment, at maturity or otherwise.

Item 6.        Exhibits and Reports on Form 8-K:

     (a)       See Exhibit Index on page 12.
     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 9, 1998.

                               ZIMMERMAN SIGN COMPANY
                                     REGISTRANT



                               /s/JEFFREY P. JOHNSON
                ----------------------------------------------------
                      VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                (AUTHORIZED OFFICER AND PRINCIPAL FINANCIAL OFFICER)

                                   EXHIBIT INDEX

All of the following exhibits are being or have heretofore been filed with the Commission and are incorporated herein by reference:

EXHIBIT NO.
-----------
      3.1   Amended and Restated Articles of Incorporation of Zimmerman Sign
            Company.
      3.2   Amended and Restated Bylaws of Zimmerman Sign Company, amended and restated as of September 29, 1998.
      4.1   Distribution Agreement, dated as of November 26, 1996, by and between Zimmerman Sign and Independence Holding Company.*
      4.2   Registration Agreement, dated as of September 30, 1998, by and between Zimmerman Sign Company, Continental Illinois Venture
            Corporation, MIG Partners VIII and certain shareholders.
      4.3   Stockholders Agreement, dated as of September 30, 1998, by and between Zimmerman Sign Company and certain shareholders.
     10.1   Second Amended and Restated Revolving Credit and Term Loan
            Agreement, dated as of September 30, 1998, by and between Zimmerman
            Sign Company and Comerica Bank - Texas.
     10.2   Senior Subordinated Note, Preferred Stock and Warrant Purchase
            Agreement, dated as of September 30, 1998, by and between Zimmerman
            Sign Company, Continental Illinois Venture Corporation, MIG
            Partners VIII and certain management purchasers.
     10.3   Stock Option Plan of Zimmerman Sign Company, dated as of December
            1, 1996.*
     10.4   Form of Amended & Restated Employment Agreement, dated December 1,
            1996, by and between Zimmerman Sign Company and David E. Anderson.*
     10.5   Form of Amended and Restated Employment Agreement, dated December
            1, 1996, by and between Zimmerman Sign Company and Tom E. Boner.*
     10.6   Form of Amended and Restated Employment Agreement, dated December
            1, 1996, by and between Zimmerman Sign Company and Michael W.
            Coppinger.*
     10.7   Form of Amended and Restated Employment Agreement, dated December
            1, 1996, by and between Zimmerman Sign Company and Jeffrey P.
            Johnson.*
     10.8   Form of Amended and Restated Employment Agreement, dated December
            1, 1996, by and between Zimmerman Sign Company and John T. Griggs.*
     10.9   Share Option Purchase Agreement, dated as of September 30, 1998, by and between Zimmerman Sign Company and certain shareholders.
     10.10  Purchase Agreement, dated as of September 30, 1998, by and between
            Zimmerman Sign Company and David E. Anderson.
     10.11  Letter Agreement, dated as of September 30, 1998, by and between
            Zimmerman Sign Company and certain shareholders.
     10.12  Form of 12% Senior Subordinated Note issued by Zimmerman Sign
            Company in connection with the Senior Subordinated Note, Preferred
            Stock and Warrant Purchase Agreement, dated as of September 30,
            1998
     10.13  Form of Stock Purchase Warrants issued by Zimmerman Sign Company in connection with the Senior Subordinated Note, Preferred Stock and
            Warrant Purchase Agreement, dated as of September 30, 1998.



     27.1   Financial Data Schedule.
     99.1   Registration Statement on Form 10/A-2 filed by Zimmerman Sign
            Company with the Securities and Exchange Commission and declared effective on December 16, 1996.**

-----------------------

* Previously filed as an exhibit to the Company's Registration Statement on Form 10 (No. 000-21737) and incorporated herein by reference.
**   Previously filed (No. 000-21737).