Form 10-K
period 1998-12-31
ZIMMERMAN SIGN CO
filed 1999-03-30
CIK 1027138

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         COMMISSION FILE NUMBER 0-21737

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the common stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of such stock as of February 26, 1999 was $2,516,380.

    1,269,549 shares of common stock were outstanding as of March 16, 1999.

    The Exhibit Index is located on page 35 of this filing.

DOCUMENTS INCORPORATED BY REFERENCE. PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS SCHEDULED FOR MAY 19, 1999 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FILING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                                    BUSINESS

GENERAL

    Zimmerman Sign Company (hereinafter, "Zimmerman" or the "Company") operates as a leading manufacturer of site identification products with a primary focus on serving large, national and regional retailers. From its plant locations in Texas, Zimmerman manufactures and sells a variety of signage products which range from large highway-located site identification signs to medium-sized brand and product identification signs and building fascia, and smaller signs for automatic teller machines, gasoline pump toppers, and other specialty purposes. Zimmerman also provides installation services. A majority of Zimmerman's revenue is derived from sales to customers in the petroleum marketing industry. Zimmerman also supplies customers in other industries of which the automotive, general retail and financial services groupings are the most significant.

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

    Zimmerman is a Texas based company with corporate headquarters in Tyler, production facilities in Longview and Jacksonville, and a small office in Dallas. Zimmerman began business as a partnership in 1901, was incorporated in Texas in 1953, and has operated under its current name, Zimmerman Sign Company, since 1987. The Company was a subsidiary of Independence Holding Company ("IHC") from April, 1982 until December 31, 1996 at which time it became a public company through IHC's distribution of its ownership of Zimmerman to IHC's shareholders.

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

INDUSTRY OVERVIEW

    The United States sign and related products industry is large and highly fragmented, consisting of over 4,000 participants. Management believes that, depending on the amount of point of purchase product display and point of purchase signage included, market size ranges from $4.5 billion to $7.0 billion in sales per annum.

    Zimmerman's management believes that its target market, which consists of large national and regional retailers requiring either long run or short run production quantity signage, generates sales of approximately $1.1 billion annually. In addition, Zimmerman pursues special re-identification projects driven by one-time corporate name changes; this business is often caused by an acquisition or consolidation, involves very short lead times, and requires high volume production sign applications.

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

COMPETITION

    In serving the above markets, Zimmerman frequently competes with approximately four larger firms, two to three firms of about the same size and approximately ten smaller firms (compared on the basis of estimated annual net sales). In general, these competitors and Zimmerman are the only domestic sign manufacturers that have the capacity or manufacturing applications to satisfy the structural or graphics consistency demanded by production quantity sign users. Zimmerman's principal competitors are Chandler Signs Incorporated, Collins Sign Company, Inc., Cummings Incorporated, Dualite, Inc., Everbrite, Inc., Federal Sign Company, Milwaukee Sign Company, Inc., Heath and Company, Inc., Plasti-Line, Inc., Plastolite, Inc. and Young Electric Sign Company. Zimmerman's competitors for the business of large, national and regional retailing organizations each have estimated annual sales of up to $140 million, and some have greater financial and manufacturing resources than Zimmerman. However, Zimmerman believes that its products, contracts, terms, and warranty are consistent with those standard in the industry and that it has the ability and resources to compete effectively and expand in its markets. Management of Zimmerman believes that sales growth will result from a combination of market expansion, new customers and extension of product lines.

CUSTOMERS

    In order to evaluate marketing effectiveness, customer service requirements, and monitor other internal results, Zimmerman tracks its customers by industry groupings. These industry groupings include petroleum retailers, automobile manufacturers, general retailers, convenience stores and financial services organizations. In 1998, the petroleum retailing industry constituted the Company's single largest industry grouping, as it has for many years.

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

PRINCIPAL CUSTOMERS

    In 1998, the Company had two petroleum industry customers which accounted for more than 10% of net sales: Citgo, which accounted for approximately 16% of net sales, and Conoco, which accounted for approximately 12% of net sales. The Company has provided sign products to Citgo since the 1970's and to Conoco since 1997 and believes that, in all material respects, it is these customers' sole sign supplier. The Company also had one automotive manufacturing customer, Ford Motor Company, which accounted for approximately 12% of net sales in 1998. Although no other major customer accounted for more than 10% of sales in 1998, one petroleum retail customer accounted for approximately 9% of net sales.

    The Company contracts with its major customers under a variety of arrangements which range from one to three year contracts. Many contracts have thirty-day cancellation provisions.

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

RESEARCH AND DEVELOPMENT

    Sign advancements are made at each of Zimmerman's plants. Product development and improvement involves periodic experimental work with new paints, painting applications, plastics and composites, and electrical apparatuses. Typically, product advancements entailing more than engineering or structural improvements are made in a coordinated effort among the raw material producer, Zimmerman and the end user. Historically, amounts spent by Zimmerman on product development, which have not been charged directly to the customer, have been immaterial.

EMPLOYEES

    During 1998, Zimmerman had, on average, 555 employees of which 448 employees were covered under collective bargaining agreements.

BACKLOG

    As of December 31, 1998, Zimmerman's backlog of unshipped orders totaled $26.4 million compared to $23.9 million as of December 31, 1997. Customer commitments to order signs for shipment under blanket orders constitute a major component of Zimmerman's backlog. Generally, management anticipates all backlog will be shipped within twelve months. Zimmerman's customers typically place orders for very large dollar amounts; therefore, backlog statistics can change significantly within short periods of time. This fact, coupled with project scheduling changes, decreases the reliability of backlog as a business indicator.

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

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth information relating to the executive officers of the Company.

NAME                                           AGE                       POSITION
------------------------------------------     ---      ------------------------------------------
David E. Anderson.........................          54  Chairman and Director
Tom E. Boner..............................          60  President, Treasurer and Director
Michael W. Coppinger......................          52  Vice President, Sales
John T. Griggs............................          41  Vice President, Manufacturing
Jeffrey P. Johnson........................          37  Vice President, Chief Financial Officer
                                                        and Secretary
Michael St. Onge..........................          52  Vice President, Corporate Services

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

ITEM 2. PROPERTIES

    The following table sets forth certain information with respect to Zimmerman's properties, all of which are located in Texas.

LOCATION                               FUNCTION            SQUARE FEET  OWNED OR LEASED
----------------------------  ---------------------------  -----------  ---------------
Jacksonville................  Sign manufacturing              102,000         Leased
                              Pole manufacturing               10,000          Owned

Longview....................  Sign manufacturing               75,000          Owned
                              Sign manufacturing              160,000         Leased

Tyler.......................  Corporate Headquarters and
                                Customer Service               15,000         Leased

Dallas......................  Sales and Administrative          1,400         Leased

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of Zimmerman's shareholders during the fourth quarter of 1998.

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

    Based on information available from the NASDAQ Trading and Market Services OTC Bulletin Board Daily Trade and Quote Summary Report, the Company believes that the table below sets forth the range of high and low bid prices for the Company's Common Stock:

                                                                               BID PRICE
                                                                          --------------------
FOR THE QUARTER ENDED:                                                      HIGH        LOW
------------------------------------------------------------------------  ---------  ---------
March 31, 1997..........................................................  $  3.3750  $  2.7500
June 30, 1997...........................................................     3.6250     3.3750
September 30, 1997......................................................     3.6875     3.6250
December 31, 1997.......................................................     3.7500     3.6875
March 31, 1998..........................................................     3.7500     3.5625
June 30, 1998...........................................................     4.0000     3.5625
September 30, 1998......................................................     3.9375     3.7500
December 31, 1998.......................................................     3.7500     3.5625

    The above OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    The Company had approximately 2,510 holders of record of its common stock as of March 16, 1999. A dividend of $19,701,000 was declared in 1996 in conjunction with the Company's spin-off from its former parent, Independence Holding Company. No further dividends are anticipated in the foreseeable future. The Company has determined that it will utilize any earnings to expand its business and to reduce its indebtedness.

ITEM 6. SELECTED FINANCIAL DATA

    The following is a summary of selected financial data with respect to the Company for each of the last five fiscal years. The selected financial data below should be read in conjunction with the accompanying Financial Statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operation (see Item 7, below).

                                                                                   YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------------------
                                                                      1998       1997       1996       1995       1994
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS:

Net sales.........................................................  $  48,619  $  44,047  $  41,275  $  41,667  $  36,427

Costs and Expenses:
  Cost of goods sold..............................................     38,076     34,692     32,415     32,529     28,227
  Selling, general and administrative expenses....................      5,722      5,470      4,428      4,155      4,024
  Management fees.................................................         --         --        600        600        600
  Interest expense, net...........................................      2,299      2,419        996        782        433
  Stock distribution costs........................................         --         --      1,106         --         --
                                                                    ---------  ---------  ---------  ---------  ---------
    Total costs and expenses......................................     46,097     42,581     39,545     38,066     33,284
                                                                    ---------  ---------  ---------  ---------  ---------
    Income before federal income taxes and extraordinary item.....      2,522      1,466      1,730      3,601      3,143
Federal income taxes..............................................        896        517        588      1,224      1,069
Extraordinary item (net of income taxes)..........................        369         --         --         --         --
                                                                    ---------  ---------  ---------  ---------  ---------
    Net income....................................................      1,257        949      1,142      2,377      2,074
Preferred stock dividend and accretion............................        129         --         --         --         --
                                                                    ---------  ---------  ---------  ---------  ---------
    Net income applicable to common stock.........................  $   1,128  $     949  $   1,142  $   2,377  $   2,074
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------  ---------

BALANCE SHEET DATA:

Total assets......................................................  $  31,307  $  29,481  $  28,154  $  25,957  $  22,287
Current liabilities...............................................     10,225     11,856      9,462      7,839      8,129
Long-term debt, excluding current installments....................     23,235     26,011     28,555      9,422      7,839
Redeemable preferred stock........................................      4,506         --         --         --         --
Stockholders' equity (deficit)(1).................................     (6,660)    (8,386)    (9,863)     8,696      6,319

PER SHARE DATA(2)

Cash dividends declared per common share..........................         --         --  $   10.62         --  $    1.54

Net income per common share--basic and diluted
  Income before extraordinary item................................  $    0.81  $    0.51  $    0.62  $    1.28  $    1.12
  Extraordinary item(3)...........................................      (0.20)        --         --         --         --
                                                                    ---------  ---------  ---------  ---------  ---------
    Net income....................................................  $    0.61  $    0.51  $    0.62  $    1.28  $    1.12
                                                                    ---------  ---------  ---------  ---------  ---------
                                                                    ---------  ---------  ---------  ---------  ---------
Book value per common share.......................................  $   (3.59) $   (4.52) $   (5.32) $    4.69  $    3.41

------------------------

(1) Dividends of $2,850,000 and $19,701,000 were declared in 1994 and 1996, respectively.

(2) 1,854,692 common shares are outstanding in all periods for basic earnings per share.

(3) See Note 4 to the Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of Zimmerman's financial condition and results of operations should be read in conjunction with the financial statements of Zimmerman and the notes thereto included elsewhere herein.

GENERAL

    Zimmerman began operations as a sign manufacturer in 1901. Privately owned until its acquisition by IHC in 1982, Zimmerman was, throughout most of the 1980's, generally regarded as a regional manufacturer of custom signs which had also established a small amount of national account business.

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

    From 1991 through 1996, Zimmerman's sales grew significantly. This growth was internally generated and resulted from expansion of several customer relationships established in earlier periods, plus the addition of several new large customers. Project delays had some negative impact on sales growth in 1997, yet sales increased 6.7% in 1997, from $41.3 million in 1996 to $44.0 million in 1997, primarily because of continued volume strength in the petroleum marketing and automotive retailing companies, along with a significant new account and a project for an existing customer. Sales increased 10.4% in 1998, from $44.0 million in 1997 to $48.6 million in 1998. This increase is attributable to continued volume strength in the petroleum marketing companies and growth in the automotive and general retailing companies, which sectors were enhanced by sales volume from several new customers which were added in late 1997.

    In the 1990's, approximately 50% of Zimmerman's sales growth is attributable to the petroleum retailing market. The other half is spread among several retailing groupings, foremost of which are the automotive and financial services groups. Most of Zimmerman's sales have been to United States based customers; however, Zimmerman has sold product to and managed installation for international customers. Sales to customers with headquarters located outside of the United States accounted for less than 1% of total sales in 1998 and 1997, and accounted for approximately 1% of total sales in 1996. Since 1994, substantially all international sales have been to financial institutions in Mexico. Management of Zimmerman intends to pursue international opportunities and continue to expand sales of products and services to its domestic customers.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to net sales of certain statement of operations items for the periods presented.

                                                                        YEAR ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------
Net sales.........................................................      100.0%     100.0%     100.0%
Cost of goods sold................................................       78.3       78.8       78.5
Selling, general and administrative expenses......................       11.8       12.4       10.7
Management fees...................................................         --         --        1.5
Interest expense, net.............................................        4.7        5.5        2.4
Stock distribution costs..........................................         --         --        2.7
                                                                    ---------  ---------  ---------
    Total costs and expenses......................................       94.8       96.7       95.8
Income before federal income taxes and extraordinary
  item............................................................        5.2        3.3        4.2
Federal income taxes..............................................        1.8        1.2        1.4
Extraordinary item................................................        0.8         --         --
                                                                    ---------  ---------  ---------
Net income........................................................        2.6%       2.1%       2.8%
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

1998 COMPARED TO 1997

    Net sales for 1998 increased $4.6 million, or 10.4%, from $44.0 million in 1997 to $48.6 million in 1998. The increase in net sales resulted primarily from an increase in sales to general retail customers of approximately $2.4 million and an increase in sales to automotive retailers of approximately $1.3 million. Increased sales to current customers, along with sales to a significant new customer and brand expansion activities with several customers contributed to increased sales to general retailers. Increased sales to a significant new customer accounted for the increase in sales to automotive retailers.

    Cost of goods sold increased $3.4 million, or 9.8% from $34.7 million in 1997 to $38.1 million in 1998. The increase was a result of the net sales increase as noted above. As a percentage of net sales, cost of goods sold decreased from 78.8% in 1997 to 78.3% in 1998. Manufacturing costs decreased slightly as a percentage of net sales in 1998 because the mix of sales volume in 1998 had slightly better direct cost margins.

    Selling, general, and administrative expenses increased $0.2 million, or 4.6%, from $5.5 million in 1997 to $5.7 million in 1998. The increase was primarily a result of higher payroll and benefit costs associated with office and customer service personnel, which were partially offset by amortization costs related to the 1996 spin-off being charged to income as an extraordinary item instead of as an administrative expense.

    Interest expense decreased $0.1 million or 5.2% from $2.4 million in 1997 to $2.3 million in 1998. Lower interest expense was incurred primarily as a result of lower average interest rates in 1998, along with the Refinancing Transaction (as defined below) completed on September 30, 1998 which replaced outstanding subordinated debt with new subordinated debt and preferred stock. See "Liquidity; Capital Resources."

    Income before federal income taxes and extraordinary item increased $1.0 million or 72.0% from $1.5 million in 1997 to $2.5 million in 1998. This increase was primarily the result of the significant sales volume increase, explained above, leveraging the fairly constant costs also explained above.

    The extraordinary item of $0.4 million in 1998 was related to certain debt issuance costs associated with retired borrowings which were formerly being amortized over the life of the borrowings. This debt was retired as part of the September 30, 1998 Refinancing Transaction and the unamortized expense was charged to income as an extraordinary item.

    Preferred Stock dividend and accretion of $0.1 million was related to the 8.0% Series A Redeemable Preferred Stock which was issued on September 30, 1998 as part of the Refinancing Transaction.

    The Company's net income applicable to common shares was $1.1 million, or $0.61 per share for the year ended December 31, 1998 compared to $0.9 million, or $0.51 per share in 1997, an increase of 19.6% per share on a basic and diluted basis. The increase is attributable to the sales volume increase and cost stability as described above.

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

    Interest expense increased $1.4 million or 142.8% from $1.0 million in 1996 to $2.4 million in 1997. Higher interest expense was incurred primarily as the result of higher debt balances associated with the Company's restructuring and spin-off from IHC on December 31, 1996.

    Income before federal income taxes decreased $0.2 million or 15.2% from $1.7 million in 1996 to $1.5 million in 1997. This decrease was primarily the result of causes explained above, most notably expenses related to the Company's restructuring and spin-off from IHC, particularly increased interest expense.

    The Company's net income applicable to common shares was $0.9 million or $0.51 per share for the year ended December 31, 1997 compared to $1.1 million or $0.62 per share in 1996. In 1997, the Company incurred additional interest expense and amortization of deferred financing costs of approximately $1.7 million or, on an after tax basis, $0.59 per share, in conjunction with its spin-off from IHC on December 31, 1996. In 1997, the Company incurred additional interest expense and stock distribution costs of approximately $1.4 million or, on an after tax basis, $0.48 per share, in conjunction with the above noted spin-off.

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

LIQUIDITY; CAPITAL RESOURCES

    Zimmerman's net sales have increased from $23.9 million in 1992 to $48.6 million in 1998. During periods of sales growth, Zimmerman typically experiences increases in accounts receivable, inventories, trade payables and backlog and, as a result, increases its investment in operating working capital (defined as accounts receivable plus inventories, less accounts payable, including accrued expenses and customer deposits).

    In 1998, while backlog and sales each increased by over 10.0%, operating working capital increased $2.3 million from $15.8 million in 1997 to $18.2 million in 1998, or 14.6%. This increase was almost entirely attributable to inventory, which increased $2.2 million due to 1999 sales requirements for several customers. Customer deposits declined by $0.6 million in 1998, while accounts receivable declined by $0.2 million and accruals increased by $0.3 million.

    Zimmerman's backlog, which consists primarily of blanket purchase orders from customers for sign products which the customer has not yet released for shipment to retail locations, increased from $23.9 million at December 31, 1997 to $26.4 million at December 31, 1998. Approximately 6% of backlog consists of orders for sign installation services, while most of the remainder consists of orders for manufactured products covered by blanket purchase orders for which the customer has not yet requested delivery.

    During 1998, cash flows used in operating activities were less than $0.1 million. Zimmerman also utilized $0.5 million on capital expenditures, paid $1.0 million in dividends related to the 1996 spin-off, paid $0.1 million in preferred dividends and made net repayments of $3.4 million of long-term debt. These cash requirements were provided by $5.0 million from preferred stock issued and resulted in cash remaining unchanged at $0.1 million.

    In 1998, capital projects to reduce product costs, improve product quality, increase manufacturing efficiency and operating flexibility and expand production capacity resulted in expenditures of $0.5 million, compared with $0.4 million in 1997 (net of $0.1 million in proceeds from the sale of land). At December 31, 1998, there were no material commitments for capital expenditures, although management expects similar or greater projects in the future. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

    On September 30, 1998, the Company entered into new credit facilities with its existing lender totaling $23.5 million (consisting of a $17.0 million revolving credit facility and $6.5 million of senior term loans) to replace an existing credit facility with a revolving credit line and term loan totaling $20.6 million of available credit, of which $16.5 million was outstanding immediately preceding the transaction. The terms and conditions of the new credit facilities are substantially the same as the previous facility except that the due date was extended and the available credit was increased.

    Also, on September 30, 1998, the Company entered into a Senior Subordinated Note, Preferred Stock and Warrant Purchase Agreement with Bank of America Capital Investors and certain members of Company management pursuant to which the Company issued $4.0 million of senior subordinated notes ("Notes") and 52,500 shares of preferred stock, 8% Series A ("Preferred Stock") which has a liquidation and redemption value of $5.25 million and is mandatorily redeemable on September 30, 2006 ("Refinancing Transaction"). The Preferred Stock is also redeemable at the option of the Company and if redeemable prior to September 30, 2003, the redemption value would increase between 1% and 5%. In connection with the issuance of the Notes and Preferred Stock, the Company issued warrants representing the right to purchase up to 37% of the Company's common stock (161,880 warrants related to the Notes and 1,036,034 warrants related to the Preferred Stock) at an exercise price of $3.79 per share, the approximate market price of the common stock at the transaction date. The carrying values of the Notes and Preferred Stock were reduced to reflect the estimated fair value of the warrants, $0.70 per share, which has been included in additional paid in capital. Additionally, Preferred Stock issuance costs of $0.3 million were netted against the proceeds received upon issuance and the subordinated debt issuance costs of $0.2 million are included in other assets and are being amortized over the term of the related debt. The Notes and Preferred Stock are being accreted from their current carrying values to their redemption values over the lives of the respective instruments using the interest method.

    On September 30, 1998, the Company repaid its existing $10.0 million subordinated loan maturing in 2001 and paid the $1.0 million dividend payable. As part of the Refinancing Transaction described above, debt issuance costs of $0.4 million (net of related tax effects) associated with the retired borrowings were charged to income as an extraordinary item. These costs were formerly being amortized over the life of the subordinated notes.

    At December 31, 1998, the Company had borrowed $15.2 million under its $17.0 million revolving credit facility. At December 31, 1998, $5.3 million of the $6.5 million senior term loans and $4.0 million of the subordinated term loan were outstanding. Zimmerman believes that its credit facilities will satisfy its planned operational requirements for 1999. As it indicated in the Form 10A/2 filed with the Securities and Exchange Commission on December 16, 1996, which document is referenced as Exhibit 99.1 to this Form 10-K, the Company intended to explore the possibility of obtaining equity from public or private financings. The Company completed a refinancing transaction, described above, on September 30, 1998. Further, the Company has examined and continues to explore alternative capital sources in addition to the transaction described above; however, there can be no assurance that any further equity financing can be obtained on terms acceptable to the Company.

    The Company is assessing the reporting and disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting for changes in fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. This statement amends and supersedes a number of existing SFAS's, and nullifies or modifies a number of the consensuses reached by the Emerging Issues Task Force. This statement is effective for financial statements for fiscal years beginning after June 15, 1999. At the present time, the Company has not quantified the effect of adoption or the continuing impact of such adoption. The Company will adopt the provisions of SFAS No. 133 in the first quarter of fiscal year 2000.

INFLATION

    During the periods presented, inflation did not have a material effect on Zimmerman's results of operations. In recent years, the U.S. rate of inflation has been relatively low.

YEAR 2000 CONSIDERATIONS

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. To become Year 2000 compliant, the Company has implemented a comprehensive study of its information technology systems.

Because many of its systems were outdated and no longer supported, ordinary replacement with Year 2000 compliant systems has addressed most of the Company's needs in those areas. However, the Company found it necessary to upgrade its production scheduling and management software outside of the ordinary replacement cycle to be Year 2000 compliant at a cost of approximately $50,000. In addition, the Company is currently conducting a review of all PCs, HVAC, plant equipment and similar systems and acting on them accordingly. The Company does not expect future costs to address its internal Year 2000 matters to exceed $100,000.

    Because the Company's products are not date sensitive, the Company does not believe that they will be affected by the Year 2000 issue.

    Further, the Company has requested from all of its suppliers, and has received from approximately 85% of its suppliers, written questionnaires and assurances that they are taking the necessary measures to avoid any significant disruptions from Year 2000 noncompliance. The Company is continuing its efforts to identify any exposures from failure of any significant supplier to provide goods or services required by the Company.

    The Company anticipates being fully Year 2000 compliant in all of its information systems by June 30, 1999. Although the Company is committed to a successful and timely Year 2000 conversion and funds are dedicated and available for this project, no assurance can be given that it will be fully and timely implemented. Failure of the Company's equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues if their systems malfunction or they expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company believes the least controllable and therefore most probable exposure specifically related to its business would be the failure of a supplier to timely provide goods or services required by the Company. The Company has obtained assurances of Year 2000 compliance from most of its suppliers, as noted above, and intends to continue canvassing critical suppliers concerning the compliance of their systems. In addition, the Company has in many instances sought to identify and qualify alternate suppliers, where feasible. However, if notwithstanding these measures the Company does not receive required goods or services as a result of the failure of one or more suppliers, such failure could have a material adverse effect upon the company's business operating results and financial condition.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company has interest rate collar agreements that are used to reduce the potential impact of fluctuations in interest rates on floating-rate long-term debt. A one percent change in interest rates on floating rate long-term debt above the floor or ceiling rates contained in the interest rate collar agreements would impact interest expense by approximately $0.2 million. The Company believes it has no other instruments subject to any significant interest rate risk, foreign currency exchange risk, commodity price risk or other significant market risk.

                             ZIMMERMAN SIGN COMPANY
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
Independent Auditors' Report...............................................................................          17

Financial Statements:
  Balance Sheets at December 31, 1998 and 1997.............................................................          18

  Statements of Operations for the years ended December 31, 1998, 1997 and 1996............................          19

  Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1997 and 1996........          20

  Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996............................          21

  Notes to Financial Statements............................................................................          22

Financial Statement Schedule for the years ended December 31, 1998, 1997 and 1996
  Valuation and Qualifying Accounts........................................................................          32

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zimmerman Sign Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Dallas, Texas
February 5, 1999

                             ZIMMERMAN SIGN COMPANY

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                                             1998           1997
                                                                                         -------------  -------------
                                                       ASSETS
Current assets:
  Cash.................................................................................  $     126,339        129,678
  Accounts receivable, net of allowance for doubtful accounts of $100,000 in 1998 and
    1997 (note 11).....................................................................     10,190,998     10,386,830
  Inventories (note 2).................................................................     16,771,487     14,595,234
  Prepaids and other current assets....................................................        198,083        325,418
  Deferred tax assets (note 8).........................................................        618,927        540,547
                                                                                         -------------  -------------
    Total current assets...............................................................     27,905,834     25,977,707

Property, plant and equipment, net (note 3)............................................      2,957,926      3,005,662
Other assets...........................................................................        431,678        463,562
Deferred tax assets (note 8)...........................................................         11,148         34,000
                                                                                         -------------  -------------
                                                                                         $  31,306,586     29,480,931
                                                                                         -------------  -------------
                                                                                         -------------  -------------

                                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current installments of long-term debt (note 4)......................................  $   1,167,000      1,644,000
  Accounts payable.....................................................................      6,607,601      6,593,422
  Accrued expenses.....................................................................      1,806,837      1,513,384
  Income taxes payable.................................................................        262,070         78,695
  Dividend payable (note 5)............................................................             --      1,000,000
  Customer deposits....................................................................        381,289      1,026,834
                                                                                         -------------  -------------
    Total current liabilities..........................................................     10,224,797     11,856,335
                                                                                         -------------  -------------
Long-term debt, excluding current installments (note 4):
  Bank debt............................................................................     19,313,500     16,011,000
  Subordinated notes...................................................................      3,921,988     10,000,000
                                                                                         -------------  -------------
    Total long-term debt...............................................................     23,235,488     26,011,000
                                                                                         -------------  -------------
Redeemable preferred stock, 8% Series A, $.01 par value, redemption value of
  $5,250,000. Authorized 52,500 shares; 52,500 shares issued and outstanding (note
  4)...................................................................................      4,505,889             --

Stockholders' deficit:
    Common stock, $.01 par value. Authorized 15,000,000 shares; 1,854,692 shares issued
      and outstanding..................................................................         18,547         18,547
    Additional paid in capital.........................................................        574,662             --
    Accumulated deficit................................................................     (7,252,797)    (8,404,951)
                                                                                         -------------  -------------
    Total stockholders' deficit........................................................     (6,659,588)    (8,386,404)

Commitments and contingencies (notes 7 and 12)
                                                                                         -------------  -------------
                                                                                         $  31,306,586     29,480,931
                                                                                         -------------  -------------
                                                                                         -------------  -------------

                See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Net sales (note 11).................................................  $  48,619,408     44,047,109     41,275,477
Cost of goods sold..................................................     38,075,791     34,691,459     32,415,051
                                                                      -------------  -------------  -------------
    Gross profit....................................................     10,543,617      9,355,650      8,860,426

Selling, general and administrative expenses........................      5,722,514      5,469,949      4,427,911
Management fees (note 10)...........................................             --             --        600,000
Interest expense....................................................      2,298,915      2,419,178        996,253
Stock distribution costs (note 1(a))................................             --             --      1,105,917
                                                                      -------------  -------------  -------------
    Income before federal income taxes and extraordinary item.......      2,522,188      1,466,523      1,730,345

Federal income taxes (note 8).......................................        896,027        517,186        588,317
                                                                      -------------  -------------  -------------
    Income before extraordinary item................................      1,626,161        949,337      1,142,028

Extraordinary item--debt restructure (net of income tax benefit of
  $35,120) (note 4).................................................        369,007             --             --
                                                                      -------------  -------------  -------------
    Net income......................................................      1,257,154        949,337      1,142,028

Preferred stock dividend and accretion (note 4).....................        129,003             --             --
                                                                      -------------  -------------  -------------
    Net income applicable to common stock...........................  $   1,128,151        949,337      1,142,028
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Basic net income per share (note 1(l)):
  Income before extraordinary item..................................  $        0.81           0.51           0.62
  Extraordinary item................................................          (0.20)            --             --
                                                                      -------------  -------------  -------------
    Net income......................................................  $        0.61           0.51           0.62
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Diluted net income per share (note 1(l)):
  Income before extraordinary item..................................  $        0.81           0.51           0.62
  Extraordinary item................................................          (0.20)            --             --
                                                                      -------------  -------------  -------------
    Net income......................................................  $        0.61           0.51           0.62
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                    PREFERRED STOCK         COMMON STOCK
                                                                 ---------------------  ---------------------  ADDITIONAL
                                                                   NUMBER       PAR       NUMBER       PAR       PAID-IN
                                                                 OF SHARES     VALUE    OF SHARES     VALUE      CAPITAL
                                                                 ----------  ---------  ----------  ---------  -----------
Balances at December 31, 1995..................................          --  $      --   1,854,692  $  18,547     441,128

Dividends declared.............................................          --         --          --         --    (441,128)

Net income.....................................................          --         --          --         --          --
                                                                 ----------  ---------  ----------  ---------  -----------

Balances at December 31, 1996..................................          --         --   1,854,692     18,547          --

Contribution of deferred tax assets (note 8)...................          --         --          --         --          --

Net income.....................................................          --         --          --         --          --
                                                                 ----------  ---------  ----------  ---------  -----------

Balances at December 31, 1997..................................          --         --   1,854,692     18,547          --

Issuance of warrants (note 4)..................................          --         --          --         --     598,665

Net income.....................................................          --         --          --         --          --

Preferred stock dividend.......................................          --         --          --         --          --

Accretion of preferred stock (note 4)..........................          --         --          --         --     (24,003)
                                                                 ----------  ---------  ----------  ---------  -----------

Balances at December 31, 1998..................................          --  $      --   1,854,692  $  18,547     574,662
                                                                 ----------  ---------  ----------  ---------  -----------
                                                                 ----------  ---------  ----------  ---------  -----------

                                                                   RETAINED         TOTAL
                                                                   EARNINGS     STOCKHOLDERS'
                                                                 (ACCUMULATED      EQUITY
                                                                   DEFICIT)       (DEFICIT)
                                                                 -------------  -------------
Balances at December 31, 1995..................................      8,236,522      8,696,197
Dividends declared.............................................    (19,259,873)   (19,701,001)
Net income.....................................................      1,142,028      1,142,028
                                                                 -------------  -------------
Balances at December 31, 1996..................................     (9,881,323)    (9,862,776)
Contribution of deferred tax assets (note 8)...................        527,035        527,035
Net income.....................................................        949,337        949,337
                                                                 -------------  -------------
Balances at December 31, 1997..................................     (8,404,951)    (8,386,404)
Issuance of warrants (note 4)..................................             --        598,665
Net income.....................................................      1,257,154      1,257,154
Preferred stock dividend.......................................       (105,000)      (105,000)
Accretion of preferred stock (note 4)..........................             --        (24,003)
                                                                 -------------  -------------
Balances at December 31, 1998..................................     (7,252,797)    (6,659,588)
                                                                 -------------  -------------
                                                                 -------------  -------------

                See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                           1998           1997           1996
                                                                      --------------  -------------  -------------
Cash flows from operating activities:
  Net income........................................................  $    1,257,154        949,337      1,142,028
  Adjustments to reconcile net income to net cash provided by (used
    in) operating activities:
    Extraordinary item--debt restructure............................         369,007             --             --
    Depreciation and amortization...................................         711,490        862,375        525,988
    Credit for losses on accounts receivable........................              --             --           (288)
    Deferred income taxes...........................................         (55,528)       (47,512)            --
    Changes in operating assets and liabilities:
      Accounts receivable...........................................         195,832       (245,927)      (856,653)
      Inventories...................................................      (2,176,253)      (987,476)      (948,771)
      Prepaids and other assets.....................................        (159,512)      (101,406)      (630,900)
      Receivable from Holdings......................................              --        126,453        (51,528)
      Customer deposits.............................................        (645,545)       268,197        171,536
      Accounts payable and accrued expenses.........................         491,007      1,652,421       (451,779)
                                                                      --------------  -------------  -------------
        Net cash provided by (used in) operating activities.........         (12,348)     2,476,462     (1,100,367)
                                                                      --------------  -------------  -------------
Cash flows from investing activities:
  Purchases of property, plant and equipment........................        (520,438)      (497,929)      (610,281)
  Proceeds on sales of property, plant and equipment................              --         88,662             --
  Proceeds from notes receivable....................................              --             --        400,313
                                                                      --------------  -------------  -------------
        Net cash used in investing activities.......................        (520,438)      (409,267)      (209,968)
                                                                      --------------  -------------  -------------
Cash flows from financing activities:
  Dividends paid....................................................      (1,105,000)            --    (18,701,001)
  Proceeds from revolving line of credit............................       4,500,000     21,525,000      5,075,000
  Issuance of subordinated debt and related warrants................       4,000,000             --     10,000,000
  Proceeds from term loans..........................................       5,500,000             --      6,000,000
  Payments on revolving line of credit..............................      (2,150,000)   (22,425,000)            --
  Payments on term loans............................................        (194,500)            --             --
  Payments on long-term notes.......................................     (14,830,000)    (1,170,000)    (1,038,937)
  Issuance of preferred stock and related warrants..................       5,250,000             --             --
  Issuance costs related to preferred stock.........................        (250,310)            --             --
  Issuance costs related to subordinated debt.......................        (190,743)            --             --
                                                                      --------------  -------------  -------------
        Net cash provided by (used in) financing activities.........         529,447     (2,070,000)     1,335,062
                                                                      --------------  -------------  -------------
Net increase (decrease) in cash.....................................          (3,339)        (2,805)        24,727
Cash at beginning of year...........................................         129,678        132,483        107,756
                                                                      --------------  -------------  -------------
Cash at end of year.................................................  $      126,339        129,678        132,483
                                                                      --------------  -------------  -------------
                                                                      --------------  -------------  -------------

                See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

(1) GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A)  GENERAL INFORMATION

       Zimmerman Sign Company (the "Company") became a publicly owned company on December 31, 1996. Prior to that date the Company was a majority-owned subsidiary of Zimmerman Holdings, Inc. ("Holdings"). Holdings was a subsidiary of Independence Holding Company ("IHC"). The Company is a manufacturer of commercial exterior signs with its manufacturing operations located in East Texas. The Company's customers, consisting primarily of petroleum retailers, automotive retailers, general retailers and financial institutions, are located principally in North America.

       Effective December 31, 1996, IHC's 80.14% investment in the Company was distributed to holders of record of IHC common stock as of December 20, 1996. The Company's common stock is registered with the Securities and Exchange Commission and quoted on the National Association of Securities Dealers Over the Counter Bulletin Board. Costs associated with the stock distribution aggregated approximately $1,106,000 and were charged to 1996 operations.

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

       Property, plant and equipment are depreciated and amortized using the straight-line method over the following estimated useful lives of the respective assets or lease terms, if shorter:

                                                                         ESTIMATED
                                                                           LIFE
                                                                        (IN YEARS)
                                                                       -------------
Building.............................................................           25
Manufacturing equipment..............................................        5 - 8
Transportation equipment.............................................        3 - 7
Leasehold improvements...............................................       5 - 15
Office furniture and equipment.......................................        3 - 8

    (D)  OTHER ASSETS

       Other assets are recorded at cost and consist primarily of deposits and deferred loan costs. Deferred loan costs are amortized over the term of the related loans using the interest method.

    (E)  REVENUE RECOGNITION

       Revenue is recognized upon the shipment of product unless installation is required, at which time revenue is recognized when the installation is complete. Sales returns and allowances are not significant.

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1998 AND 1997

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

       Through December 31, 1996, the Company was included in the consolidated federal income tax return filed by IHC. Under a tax sharing agreement with Holdings, the Company was required to pay to Holdings total income taxes (both current and deferred) computed for financial reporting purposes determined as if the Company had filed a separate income tax return.

    (G)  STOCK OPTION PLAN

       Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded only if the current market price of the underlying stock exceeded the exercise price on the date of grant. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

    (H)  STATEMENTS OF CASH FLOWS

       The Company paid $2,321,344, $2,335,890, and $828,594 for interest in 1998, 1997 and 1996, respectively. Additionally, the Company paid $737,210 and $486,000 for income taxes in 1998 and 1997, respectively, and $588,316 for income taxes to Holdings in 1996.

    (I)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

       The Company accounts for the impairment of long-lived assets and long-lived assets to be disposed of in accordance with the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1998 AND 1997

(1) GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)
       of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    (J)  FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments in the accompanying financial statements include accounts receivable, accounts payable and debt. The carrying values of accounts receivable and accounts payable approximate fair value.

       The estimated fair values of the revolving line of credit and term notes and the previous subordinated notes approximate their carrying values at December 31, 1998 and 1997. The estimated fair value of the subordinated notes is $3,796,505 at December 31, 1998. The Company is a party to interest rate collar agreements which have an estimated fair value of a net payable of $70,000 at December 31, 1998 (see note 4).

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

    (L)  NET INCOME PER SHARE

       Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. Income applicable to common stock gives effect to preferred stock dividends and accretion of preferred stock for the difference between carrying value and liquidation preference.

       Shares used in calculating basic and diluted net income per share are as follows at December 31, 1998, 1997 and 1996:

                                                                      1998        1997        1996
                                                                   ----------  ----------  ----------
Weighted average common shares outstanding.......................   1,854,692   1,854,692   1,854,692
Dilutive securities--common stock options........................       9,546       1,200          --
                                                                   ----------  ----------  ----------
Weighted average common and potentially dilutive shares
  outstanding....................................................   1,864,238   1,855,892   1,854,692
                                                                   ----------  ----------  ----------
                                                                   ----------  ----------  ----------

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1998 AND 1997

(1) GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)
       Stock options and warrants totaling 1,263,714 were excluded from the 1998 net income per share calculation as they were antidilutive. There were no antidilutive options or warrants during 1997 and 1996.

    (M)  RECLASSIFICATIONS

       Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

(2) INVENTORIES

    A summary of inventories at December 31, 1998 and 1997 follows:

                                                                       1998           1997
                                                                   -------------  ------------
Raw materials....................................................  $   6,395,734     5,756,112
Work in process..................................................      7,139,441     5,589,542
Finished goods...................................................      3,236,312     3,249,580
                                                                   -------------  ------------
                                                                   $  16,771,487    14,595,234
                                                                   -------------  ------------
                                                                   -------------  ------------

(3) PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment at December 31, 1998 and 1997 follows:

                                                                         1998         1997
                                                                     ------------  ----------
Land...............................................................  $    262,930     262,930
Building...........................................................     1,587,312   1,587,312
Manufacturing equipment............................................     2,733,752   2,316,847
Transportation equipment...........................................       120,549     112,310
Leasehold improvements.............................................     1,474,343   1,425,171
Office furniture and equipment.....................................     1,962,187   1,916,065
                                                                     ------------  ----------
                                                                        8,141,073   7,620,635
Less accumulated depreciation and amortization.....................     5,183,147   4,614,973
                                                                     ------------  ----------
                                                                     $  2,957,926   3,005,662
                                                                     ------------  ----------
                                                                     ------------  ----------

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1998 AND 1997

(4) LONG-TERM DEBT

    Long-term debt consists of the following at December 31, 1998 and 1997:

                                                                                 1998           1997
                                                                             -------------  ------------
Revolving line of credit with a bank, due September 30, 2001, monthly interest at prime plus .25% or LIBOR plus 2.75% (8.0% to 8.5% at December
  31, 1998)................................................................  $  15,175,000    12,825,000
Secured term notes payable to a bank, due between October 1, 2002, and
  October 1, 2005, monthly payments of $97,250 plus interest at prime plus
  .25% to 1.5% or LIBOR plus 2.75% to 4.0% (8.0% to 9.25% at December 31,
  1998)....................................................................      5,305,500     4,830,000
Subordinated notes, $4,000,000 principal amount, due September 30, 2005, interest payable quarterly at 12%, quarterly payments of principal of
  $500,000 due beginning September 30, 2003 net of discount of $78,012.....      3,921,988            --
Subordinated notes, due October 31, 2001, quarterly payments of interest at prime plus 0.5% or bank off-shore rate plus 1.6875% (7.5% at December 31,
  1997)....................................................................             --    10,000,000
                                                                             -------------  ------------
                                                                                24,402,488    27,655,000
Less current installments..................................................      1,167,000     1,644,000
                                                                             -------------  ------------
                                                                             $  23,235,488    26,011,000
                                                                             -------------  ------------
                                                                             -------------  ------------

    On September 30, 1998, the Company entered into new credit facilities with its existing lender totaling $23,500,000 (of which $15,175,000 is outstanding on the revolving credit line and $5,305,500 is outstanding on the term notes at December 31, 1998) to replace an existing credit facility with a revolving credit line and term loan totaling $20,600,000 of available credit, of which $16,500,000 was outstanding immediately preceding the transaction. The terms and conditions of the new credit facilities are substantially the same as the previous facility except that the due date was extended and the available credit was increased.

    Also, on September 30, 1998, the Company entered into a Senior Subordinated Note, Preferred Stock and Warrant Purchase Agreement ("the Agreement") with Bank of America Capital Investors ("B of A") and certain members of Company management pursuant to which the Company issued $4,000,000 of senior subordinated notes ("Notes") and 52,500 shares of preferred stock, 8% Series A ("Preferred Stock") which has a liquidation and redemption value of $5,250,000 and is mandatorily redeemable on September 30, 2006 ("Refinancing Transaction"). The Preferred Stock is also redeemable at the option of the Company and if redeemed prior to September 30, 2003, the redemption value would increase between 1% and 5%. In connection with the issuance of the Notes and Preferred Stock, the Company issued warrants representing the right to purchase up to 37% of the Company's common stock (161,880 warrants related to the Notes and 1,036,034 warrants related to the Preferred Stock) at an exercise price of $3.79 per share, the approximate market price of the common stock at the transaction date. The carrying values of the Notes and Preferred Stock were reduced to reflect the estimated fair value of the warrants, $0.70 per share, which has been included in additional paid in capital. Additionally, Preferred Stock issuance costs of $250,310 were netted against the proceeds

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1998 AND 1997

(4) LONG-TERM DEBT (CONTINUED)
    received upon issuance and the subordinated debt issuance costs of $190,743 are included in other assets and are being amortized over the term of the related debt. The Notes and Preferred Stock are being accreted from their current carrying values to their redemption values over the lives of the respective instruments using the interest method. During January 1999, the Company canceled 343,655 warrants (46,440 and 297,215 warrants relate to the Notes and Preferred Stock, respectively) in connection with the stock repurchase described in Note 13. Such warrants were not included in the determination of the Notes and Preferred Stock carrying values as cancellation of such warrants was intended under the conditions of the Agreement.

    On September 30, 1998, the Company repaid its existing $10,000,000 subordinated loan maturing in 2001 and paid the $1,000,000 dividend payable (see note 5). As part of the Refinancing Transaction described above, debt issuance costs of $369,007 (net of related tax effects) associated with the retired borrowings were charged to income as an extraordinary item. These costs were formerly being amortized over the life of the subordinated notes.

    The credit agreements related to the revolving line of credit and term notes and subordinated notes contain certain restrictive covenants, including restrictions on additional indebtedness, investments in or advances to others, acquisitions of other businesses, declaration and payment of dividends and repurchase of capital stock. The term notes payable are secured by all of the Company's assets including inventory and accounts receivable.

    The Company has limited involvement with derivative financial instruments and uses them principally to manage well-defined interest rate risks. Interest rate collar agreements are used to reduce the potential impact of fluctuations in interest rates on floating-rate long-term debt. At December 31, 1998, the Company has two three-year interest rate collar agreements for notional amounts aggregating $20,000,000. The agreements entitle the Company to receive or pay the counterparty (a major bank) on a quarterly basis, the amount, if any, by which the Company's interest rates on floating-rate long-term debt exceed or are less than the ceiling or floor rates (reset quarterly) under the agreements. The net amounts paid by the Company during the years ended December 31, 1998 and 1997 were not material to the financial statements.

    The aggregate maturities of long-term debt are as follows:

Year ending December 31:
    1999.......................................  $1,167,000
    2000.......................................   1,167,000
    2001.......................................  16,342,000
    2002.......................................     992,000
    2003 and thereafter........................   4,734,488
                                                 ----------
        Total..................................  $24,402,488
                                                 ----------
                                                 ----------

(5) STOCKHOLDERS' DEFICIT

    During the year ended December 31, 1996, the Company declared a dividend to its shareholders of $19,701,000. At December 31, 1997, $1,000,000 of the dividend was unpaid due to restrictive

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1998 AND 1997

(5) STOCKHOLDERS' DEFICIT (CONTINUED)
    covenants of the subordinated notes and, accordingly, was presented as a payable in the accompanying balance sheet. On September 30, 1998, the Company paid the dividend as part of the Refinancing Transaction (see note
    4).

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

    In November 1996, Zimmerman adopted a stock option plan (the "New Plan"). In connection with the establishment of the New Plan, 185,000 shares of common stock are reserved for issuance at exercise prices which are equal to the market value of the common stock at the date of grant. The New Plan provides for the grant of incentive stock options to employees, officers and directors. During 1998 and 1997, the Company granted options to acquire 63,800 shares and 87,279 shares of common stock at $3.79 and $3.42 per share, respectively. The options granted during 1998 vest over a period of 4 years and expire 5 years after the date of grant. The options granted during 1997 are fully vested and can be exercised at any time through 2005. No options were exercised during 1998 and 1997.

    The per share weighted-average fair value of stock options granted during 1998 and 1997 was $1.14 and $1.27, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 5.10% in 1998 and 6.59% in 1997, an expected life of five years in 1998 and eight years in 1997 and an expected volatility of 21% over the life of the options.

    The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and diluted earnings per share for the years ended December 31, 1998 and 1997 would have been reduced to the pro forma amount indicated below:

                                                                           1998        1997
                                                                       ------------  ---------
Net income:
  As reported........................................................  $  1,257,154    949,337
  Pro forma..........................................................     1,247,553    876,180
Diluted net income per share:
  As reported........................................................  $        .61        .51
  Pro forma..........................................................           .60        .47

(7) LEASES

    The Company has noncancelable operating leases, primarily for office and plant facilities in Dallas, Jacksonville and Tyler, Texas, that expire on various dates through 2004. The operating leases contain

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1998 AND 1997

(7) LEASES (CONTINUED)
    options at the end of the lease terms to extend the leases at the then fair rental value for a period of up to five years.

    Future minimum lease payments and sublease receipts under operating lease commitments with initial or noncancelable terms in excess of one year, at inception, as of December 31, 1998 follow:

                                                                       OPERATING     OPERATING
                                                                         LEASE       SUBLEASE
                                                                        PAYMENTS     RECEIPTS
                                                                      ------------  -----------
Year ending December 31:
    1999............................................................  $    595,700      64,800
    2000............................................................       464,900      27,000
    2001............................................................       258,800          --
    2002............................................................       162,600          --
    2003 and thereafter.............................................       162,100          --
                                                                      ------------  -----------
        Total.......................................................  $  1,644,100      91,800
                                                                      ------------  -----------
                                                                      ------------  -----------

    Total rental expense for operating leases was approximately $574,300 in 1998, $346,000 in 1997 and $313,000 in 1996. Total sublease rental income for operating leases was approximately $65,000 in 1998, 1997 and 1996.

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

    Income tax expense for the years ended December 31, 1998, 1997 and 1996 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before federal income taxes and extraordinary item as a result of the following:

                                                                 1998       1997       1996
                                                              ----------  ---------  ---------
Computed "expected" tax expense.............................  $  857,544    498,618    588,317
Nondeductible meals and entertainment expenses..............       5,791      8,206         --
Other.......................................................      32,692     10,362         --
                                                              ----------  ---------  ---------
                                                              $  896,027    517,186    588,317
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1998 AND 1997

(8) INCOME TAXES (CONTINUED)
    The components of federal income tax expense for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                 1998       1997       1996
                                                              ----------  ---------  ---------
Current expense.............................................  $  951,555    564,698    622,456
Deferred benefit............................................     (55,528)   (47,512)   (34,139)
                                                              ----------  ---------  ---------
                                                              $  896,027    517,186    588,317
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1998 and 1997 are presented below:

                                                                            1998       1997
                                                                         ----------  ---------
Accounts receivable, principally due to allowance for doubtful
  accounts.............................................................  $   34,000     34,000
Inventories, principally due to differences of inventory capitalization
  for tax purposes.....................................................     485,771    433,216
Accrued vacation.......................................................      99,156     73,331
Property, plant and equipment, principally due to differences in
  depreciation.........................................................      11,148     34,000
                                                                         ----------  ---------
                                                                         $  630,075    574,547
                                                                         ----------  ---------
                                                                         ----------  ---------

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that realization of some portion or all of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

(9) EMPLOYEE BENEFITS

    The Company makes payments to a multi-employer retirement plan for certain employees in accordance with the bargaining unit contracts. Under the terms of the union contracts, the Company is obligated to contribute 3% of gross wages paid to covered employees. Total expense paid for employees represented by the bargaining units was approximately $219,600 in 1998, $180,400 in 1997 and $160,200 in 1996.

    In August 1995, the Company began sponsoring a retirement plan in accordance with Section 401(k) of the Internal Revenue Code which allows substantially all employees not covered by collective bargaining agreements to participate. The Company's contribution to the retirement plan is determined based on 50% of each dollar an employee contributes with a maximum of 3% of gross wages per employee. Contributions were $57,565 in 1998, $63,291 in 1997 and $52,915 in 1996.

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1998 AND 1997

(10) RELATED PARTY TRANSACTIONS

    Included in long-term debt is approximately $779,000 of subordinated notes due to certain members of Company management.

    Management fees paid to Holdings were $600,000 in 1996. In addition, the Company paid federal income taxes to Holdings for the year ended 1996 (see note 8).

    On December 15, 1990, the Company entered into agreements to loan an aggregate of $500,000, to four members of management. Interest charged on these notes was at rates which approximated the prime rate associated with the Company's revolving line of credit. Interest earned on these notes was $25,781 in 1996. The outstanding balances of these notes were repaid on November 1, 1996.

(11) CONCENTRATIONS OF RISK

    The Company has certain customers, primarily in the petroleum retailing and automotive manufacturing industries, that individually account for greater than 10% of net sales in 1998, 1997 and 1996. In 1998, the Company had 3 such customers accounting for approximately $7,500,000, $6,000,000 and $5,600,000 of net sales. In 1997, the Company had two such customers accounting for approximately $9,500,000 and $5,800,000 of net sales. In 1996, the Company had one such customer accounting for approximately $9,200,000 of net sales. Additionally, accounts receivable from one customer exceeded 10% of total accounts receivable at December 31, 1998.

(12) CONTINGENCIES

    The Company is a party to various legal proceedings arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome will not have a materially adverse effect on the Company's financial position or results of operations.

(13) SUBSEQUENT EVENTS

    During January 1999, the Company purchased 357,143 shares of its common stock from its largest stockholder at a cost of $625,000 in cash and 6,250 shares of the Company's 6% Series C Preferred Stock, which has a liquidation and redemption value of $625,000. Additionally, the Company purchased 228,000 shares of its common stock from an officer of the Company at a cost of $98,000 in cash and 7,000 shares of the Company's 6% Series B Preferred Stock, which has a liquidation and redemption value of $700,000. The Series B and Series C Preferred Stock are subordinate to the Company's Series A Preferred Stock. The Company had 1,269,549 shares of common stock outstanding immediately following the above stock purchases. In connection with the above transactions, the Company canceled 343,655 of its outstanding warrants. Common shares outstanding assuming exercise of the outstanding options and warrants would be 2,308,808.

                             ZIMMERMAN SIGN COMPANY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                        ADDITIONS
                                                                      (REDUCTIONS)
                                                                         CHARGED
                                                         BALANCE       (CREDITED)                      BALANCE AT
                                                        BEGINNING     TO COSTS AND                       END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS                           PERIOD        EXPENSES       DEDUCTIONS (A)    PERIOD
------------------------------------------------------  ----------  -----------------  --------------  -----------
Year ended December 31, 1998..........................  $  100,000          9,176            (9,176)      100,000
Year ended December 31, 1997..........................     100,000          7,965            (7,965)      100,000
Year ended December 31, 1996..........................     100,288         95,836           (96,124)      100,000

------------------------

(A) Recovery (write-off) of uncollectible accounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item is incorporated by reference from the sections entitled "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders. Information about Executive Officers of the Company is included in Item 1 of
Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this Item is incorporated by reference from the section entitled "Executive Compensation" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item is incorporated by reference from the section entitled "Principal Stockholders" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item is incorporated by reference from the section entitled "Related Party Transactions" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements: See Index to Financial Statements and Financial Statement Schedule on page 16.

(a)(2) Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule on page 16.

(a)(3)  Exhibits: See Exhibit Index on page 35.

(b) Reports on Form 8-K: No report on Form 8-K was filed during the quarter ended December 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1999.

                                            ZIMMERMAN SIGN COMPANY
                                                 (REGISTRANT)

                                By:            /s/ DAVID E. ANDERSON
                                     -----------------------------------------
                                                 David E. Anderson
                                       CHAIRMAN (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 24(th) day of March, 1999.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ TOM E. BONER
------------------------------  Director, President           March 24, 1999
         Tom E. Boner

       CARL A. GOLDMAN
------------------------------  Director                      March 24, 1999
       Carl A. Goldman

    /s/ ANDREA P. JOSELIT
------------------------------  Director                      March 24, 1999
      Andrea P. Joselit

    /s/ ROBERT F. PERILLE
------------------------------  Director                      March 24, 1999
      Robert F. Perille

                             ZIMMERMAN SIGN COMPANY
                                 EXHIBIT INDEX

EXHIBIT NO.                                               TITLE
-----------  ------------------------------------------------------------------------------------------------
       3.1   Amended and Restated Articles of Incorporation of Zimmerman Sign Company.(1)

       3.2   Amended and Restated Bylaws of Zimmerman Sign Company, amended and restated as of September 29,
               1998.(1)

       4.1   Distribution Agreement, dated as of November 26, 1996, by and between Zimmerman Sign Company and
               Independence Holding Company.(2)

       4.2   Registration Rights Agreement, dated as of September 30, 1998, by and between Zimmerman Sign
               Company, Continental Illinois Venture Corporation, MIG Partners VIII and certain shareholders.(1)

       4.3   Stockholders Agreement, dated as of September 30, 1998, by and between Zimmerman Sign Company and certain shareholders.(1)

      10.1   Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 30,
               1998, by and between Zimmerman Sign Company and Comerica Bank-Texas.(1)

      10.2   Senior Subordinated Note, Preferred Stock and Warrant Purchase Agreement, dated as of September
               30, 1998, by and between Zimmerman Sign Company, Continental Illinois Venture Corporation, MIG
               Partners VIII and certain management purchasers.(1)

      10.3   Stock Option Plan of Zimmerman Sign Company, dated as of December 1, 1996.(2)

      10.4   Form of Amended & Restated Employment Agreement, dated December 1, 1996, by and between
               Zimmerman Sign Company and David E. Anderson.(2)

      10.5   Form of Amended and Restated Employment Agreement, dated December 1, 1996, by and between
               Zimmerman Sign Company and Tom E. Boner.(2)

      10.6   Form of Amended and Restated Employment Agreement, dated December 1, 1996, by and between
               Zimmerman Sign Company and Michael W. Coppinger.(2)

      10.7   Form of Amended and Restated Employment Agreement, dated December 1, 1996, by and between
               Zimmerman Sign Company and Jeffrey P. Johnson.(2)

      10.8   Form of Amended and Restated Employment Agreement, dated December 1, 1996, by and between
               Zimmerman Sign Company and John T. Griggs.(2)

      10.9   Share Option Purchase Agreement, dated as of September 30, 1998, by and between Zimmerman Sign
               Company and certain shareholders.(1)

      10.10  Purchase Agreement, dated as of September 30, 1998, by and between Zimmerman Sign Company and
               David E. Anderson.(1)

      10.11  Letter Agreement, dated as of September 30, 1998, by and between Zimmerman Sign Company and certain shareholders.(1)

      10.12  Form of 12% Senior Subordinated Note issued by Zimmerman Sign Company in connection with the
               Senior Subordinated Note, Preferred Stock and Warrant Purchase Agreement, dated as of
               September 30, 1998.(1)

EXHIBIT NO.                                               TITLE
-----------  ------------------------------------------------------------------------------------------------
      10.13  Form of Stock Purchase Warrants issued by Zimmerman Sign Company in connection with the Senior
               Subordinated Note, Preferred Stock and Warrant Purchase Agreement, dated as of September 30,
               1998.(1)

      27.1   Financial Data Schedule.

      99.1   Registration Statement on Form 10/A-2 filed by Zimmerman Sign Company with the Securities and
               Exchange Commission and declared effective on December 16, 1996.(3)

------------------------

(1) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on Form 10 (No. 000-21737) and incorporated herein by reference.

(3) Previously filed (No. 000-21737).