Form 10-Q
period 1999-03-31
ZIMMERMAN SIGN CO
filed 1999-05-12
CIK 1027138

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                       For the Period Ended March 31, 1999
                         Commission File Number: 0-21737

                             Zimmerman Sign Company
       ------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           TEXAS                                      75-0864498
------------------------                  -----------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)


9846 HIGHWAY 31 EAST, TYLER, TEXAS                           75705
--------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

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

               1,269,549 SHARES OF COMMON STOCK, $0.01 PAR VALUE
-------------------------------------------------------------------------------
                 Common Stock Outstanding as of April 30, 1999

                             ZIMMERMAN SIGN COMPANY

                                      INDEX


PART I - FINANCIAL INFORMATION                                                              PAGE NO.
Item 1.  Financial Statements

              Balance Sheets as of March 31, 1999 and December 31, 1998 .................      1

              Statements of Operations for the three months ended March 31, 1999
                  and 1998 ..............................................................      2

              Statements of Cash Flows for the three months ended March 31, 1999
                  and 1998 ..............................................................      3

              Notes to Financial Statements .............................................      4

Item 2.  Management's Discussion and Analysis of Results of Operations
              and Financial Condition ...................................................      5

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds ......................................      8

Item 6.  Exhibits and Reports on Form 8-K ...............................................      9

              Signatures ................................................................      9

              Exhibit Index .............................................................     10


                             ZIMMERMAN SIGN COMPANY
                                 Balance Sheets
                      March 31, 1999 and December 31, 1998
                                   (Unaudited)

                                                                            1999                   1998
                                                                        ------------           ------------
                                     ASSETS
Current assets:

   Cash                                                                 $     23,428           $    126,339
   Accounts receivable, net of allowance for doubtful accounts
     of $112,420 in 1999 and $100,000 in 1998                              9,861,749             10,190,998
   Inventories                                                            17,595,966             16,771,487
   Prepaids and other current assets                                         347,676                198,083
   Deferred tax assets                                                       660,284                618,927
                                                                        ------------           ------------
                           Total current assets                           28,489,103             27,905,834
                                                                        ------------           ------------
Property, plant and equipment, net                                         3,005,630              2,957,926
Other assets                                                                 367,773                431,678
Deferred tax assets                                                            1,051                 11,148
                                                                        ------------           ------------
                                                                        $ 31,863,557           $ 31,306,586
                                                                        ------------           ------------
                                                                        ------------           ------------
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

   Current installments of long-term debt                               $  1,167,000           $  1,167,000
   Accounts payable                                                        6,755,912              6,607,601
   Accrued expenses                                                        1,535,752              1,806,837
   Income taxes payable                                                      188,163                262,070
   Customer deposits                                                       1,051,103                381,289
                                                                        ------------           ------------
                           Total current liabilities                      10,697,930             10,224,797
                                                                        ------------           ------------
Long-term debt, excluding current installments:

   Bank debt                                                              19,971,750             19,313,500
   Subordinated notes                                                      3,924,878              3,921,988
                                                                        ------------           ------------
                           Total long-term debt                           23,896,628             23,235,488
                                                                        ------------           ------------
Redeemable preferred stock, 8% Series A, $.01 par value,
       Redemption value of $5,250,000. Authorized 52,500
       shares; 52,500 shares issued and outstanding                        4,529,893              4,505,889
Redeemable preferred stock, 6% Series B, $.01 par value,
       Redemption value of $700,000. Authorized 7,000 shares;
       7,000 shares issued and outstanding                                   700,000                      -
Redeemable preferred stock, 6% Series C, $.01 par value,
       Redemption value of $625,000. Authorized 6,250 shares;
       6,250 shares issued and outstanding                                   625,000                      -

Stockholders' deficit:

   Common stock, $.01 par value. Authorized 15,000,000 shares;
     1,854,692 shares issued and outstanding in 1999
       and 1998                                                               18,547                 18,547

   Treasury stock, at cost, 585,143 shares in 1999                        (2,048,000)                     -
   Additional paid in capital                                                550,658                574,662
   Accumulated deficit                                                    (7,107,099)            (7,252,797)
                                                                        ------------           ------------
                           Total stockholders' deficit                    (8,585,894)            (6,659,588)
                                                                        ------------           ------------
                                                                        $ 31,863,557           $ 31,306,586
                                                                        ------------           ------------
                                                                        ------------           ------------

See accompanying notes to financial statements

                             ZIMMERMAN SIGN COMPANY
                            Statements of Operations
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                      ---------------------------------------
                                                                         1999                        1998
                                                                      -----------                 -----------
Net sales                                                             $12,005,898                 $10,827,260
Cost of goods sold                                                      9,549,537                   8,611,776
                                                                      -----------                 -----------
     Gross Profit                                                       2,456,361                   2,215,484
Selling, general and administrative expenses                            1,494,506                   1,329,836
Interest expense, net                                                     583,941                     589,585
                                                                      -----------                 -----------
     Income before federal income taxes                                   377,914                     296,063
Federal income taxes                                                      132,214                     103,375
                                                                      -----------                 -----------
     Net income                                                           245,700                     192,688

Preferred stock dividend and accretion                                    124,004                           -
                                                                      -----------                 -----------
     Net income applicable to common stock                               $121,696                    $192,688
                                                                      -----------                 -----------
                                                                      -----------                 -----------
Basic and diluted net income per common share                               $0.10                       $0.10
                                                                      -----------                 -----------
                                                                      -----------                 -----------


See accompanying notes to financial statements

                             ZIMMERMAN SIGN COMPANY
                            Statements of Cash Flows
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                              1999                  1998
                                                                          -----------           -----------
Cash flows from operating activities:
     Net Income                                                           $   245,700           $   192,688
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                        149,560               179,992
         Provision for losses on accounts receivable                           12,420                13,060
         Deferred income tax benefit                                          (31,260)              (45,310)
         Changes in operating assets and liabilities:
              Accounts receivable                                             316,829               854,112
              Inventories                                                    (824,479)             (378,007)
              Prepaids and other current assets                              (149,593)              (72,373)
              Other assets                                                     36,778                33,417
              Accounts payable and accrued expenses                          (196,681)              287,888
              Customer deposits                                               669,814              (125,265)
                                                                          -----------           -----------
                  Net cash provided by operating activities                   229,088               940,202
                                                                          -----------           -----------
Cash flows used in investing activities - purchases of property,
     plant and equipment                                                     (167,249)              (11,706)
                                                                          -----------           -----------
Cash flows from financing activities:
     Net borrowings (payments) on revolving line of credit                    950,000              (625,000)
     Principal payments on long-term debt                                    (291,750)             (411,000)
     Dividends paid                                                          (100,000)                    -
     Purchase of treasury stock                                              (723,000)                    -
                                                                          -----------           -----------
                  Net cash used in financing activities                      (164,750)           (1,036,000)
                                                                          -----------           -----------
Net decreases in cash                                                        (102,911)             (107,504)

Cash at beginning of period                                                   126,339               129,678
                                                                          -----------           -----------
Cash at end of period                                                     $    23,428           $    22,174
                                                                          -----------           -----------
                                                                          -----------           -----------

See accompanying notes to financial statements

                             ZIMMERMAN SIGN COMPANY
                          Notes to Financial Statements
                                 March 31, 1999
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying financial statements have been prepared by Zimmerman Sign Company (the Company), without audit. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1999 and for the three months ended March 31, 1999 and 1998 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report to Stockholders. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

2.   Long-Term Debt

     Long-term debt consists of the following at March 31, 1999 and December 31, 1998:

                                                                                        1999                 1998
                                                                                     -----------          -----------
     Revolving line of credit with a bank, due September 30, 2001, monthly interest at prime plus .25% or LIBOR plus 2.75%
       (8.0%  to 8.5% at March 31, 1999)                                             $16,125,000          $15,175,000

     Secured term notes payable to a bank, due between October 1, 2002, and
       October 1, 2005, monthly payments of $97,250 plus interest at prime plus .25% to 1.5% or LIBOR plus 2.75% to 4.0% (8.0% to 9.25% at
       March 31, 1999)                                                                 5,013,750            5,305,500

     Subordinated notes, $4,000,000 principal amount, due September 30,
       2005, interest payable quarterly at 12%, quarterly payments of principal of $500,000 due beginning September 30, 2003 net of
       discount of $75,122 at March 31, 1999 and $78,012 at December 31, 1998          3,924,878            3,921,988
                                                                                     -----------          -----------
                                                                                      25,063,628           24,402,488

     Less current installments                                                         1,167,000            1,167,000
                                                                                     -----------          -----------
                                                                                     $23,896,628          $23,235,488
                                                                                     -----------          -----------
                                                                                     -----------          -----------


3.   Net Income Per Share

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

     Shares used in calculating basic and diluted net income per share are as follows for the three months ended March 31, 1999 and 1998.

                                                                               1999                    1998
                                                                             ---------               ---------
     Weighted average common shares outstanding                              1,269,549               1,854,692
     Dilutive securities - common stock options                                  4,936                   9,343
                                                                             ---------               ---------
     Weighted average common and potentially dilutive shares
         outstanding                                                         1,274,485               1,864,035
                                                                             ---------               ---------
                                                                             ---------               ---------


     Stock options and warrants totaling 917,339 were excluded from the 1999 net income per share calculation as they were antidilutive. There were no antidilutive options or warrants during 1998.

4.   Capital Stock Transactions

     During January 1999, the Company purchased 357,143 shares of its common stock from its largest stockholder at a cost of $625,000 in cash and 6,250 shares of the Company's 6% Series C Preferred Stock, which has a liquidation and redemption value of $625,000. Additionally, the Company purchased 228,000 shares of its common stock from an officer of the Company at a cost of $98,000 in cash and 7,000 shares of the Company's 6% Series B Preferred Stock, which has a liquidation and redemption value of $700,000. The Series B and Series C Preferred Stock are subordinate to the Company's Series A Preferred Stock. The Company had 1,269,549 shares of common stock outstanding immediately following the above stock purchases. In connection with the above transactions, the Company cancelled 343,655 of its outstanding warrants. Common shares outstanding assuming exercise of the outstanding options and warrants would be 2,308,808.

                                     ITEM 2
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ATTACHED UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO, AND WITH ZIMMERMAN SIGN COMPANY'S (THE COMPANY) ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, INCLUDING AUDITED FINANCIAL STATEMENTS AND NOTES THERETO FOR THE YEAR ENDED DECEMBER 31, 1998.

The Company's net sales for the three-month period ended March 31, 1999 increased $1,179,000 or 10.9% to $12,006,000 from $10,827,000 for the same period last year. The net sales increases are due primarily to increased sales to financial services and convenience store customers.

The Company's gross profit margin for the three months ended March 31, 1999 remained at 20.5% compared to the same period in 1998, with improved direct manufacturing costs being offset by somewhat higher factory overhead expenses.

Selling, general and administrative expenses were $1,495,000 or 12.4% of net sales for the quarter ended March 31, 1999 compared to $1,330,000 or 12.3% of net sales for the same period in the prior year. The slight increase as a percentage of net sales for the period is primarily the result of higher administrative expenses related to office payroll and related costs, travel expenses, property and casualty insurance costs and costs related to being a public company.

Interest expense decreased to $584,000 for the three-month period ended March 31, 1999 from $590,000 for the same period in the prior year. This small decrease was primarily the result of a lower average debt balance in the first three months of 1999.

Income before federal income taxes increased $82,000 to $378,000 for the three month period ended March 31, 1999 compared to $296,000 for the same period in the prior year. This increase resulted primarily from higher sales volume, as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (defined as accounts receivable plus inventories, less accounts payable, including accrued expenses and customer deposits) decreased $52,000 to $18,115,000 at March 31, 1999 from $18,167,000 at December 31, 1998.
The decrease in operating working capital resulted almost entirely from decreased accounts receivable and increased customer deposits being partially offset by increased inventories and decreased accrued expenses. Net cash of $229,000 was provided by operating activities for the three months ended March 31, 1999 compared to $940,000 for the three months ended March 31, 1998. Decreases in net receivables along with an increase in customer deposits were the primary sources of cash, which were partially offset by increases in inventory and prepaids, and decreases in accrued expenses.

Investing activities used $167,000 for the first three months of 1999 as a result of property and equipment purchases. Financing activities used $165,000 as a result of increased net borrowings under the Company's line of credit being offset by the Company's purchase of 585,143 shares of the Company's common stock, the preferred dividend and repayments of bank term loans.

The Company's future capital expenditures will relate principally to the acquisition of new machinery and equipment designed to increase productivity and factory efficiency. The Company believes its cash generated from operations and funds available under the senior credit facilities are sufficient for its planned requirements during 1999.

During January 1999, the Company purchased 357,143 shares of its common stock from its largest stockholder at a cost of $625,000 in cash and 6,250 shares of the Company's 6% Series C Preferred Stock, which has a liquidation and redemption value of $625,000 and is mandatorily redeemable on September 30, 2008. Additionally, the Company purchased 228,000 shares of its common stock from an officer of the Company at a cost of $98,000 in cash and 7,000 shares of the Company's 6% Series B Preferred Stock, which has a liquidation and redemption value of $700,000 and is mandatorily redeemable on September 30, 2008. The Company had 1,269,549 shares of common stock outstanding immediately following the above stock purchases. In connection with the above transactions, the Company cancelled 343,655 of its outstanding warrants.

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

YEAR 2000 CONSIDERATIONS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. To become Year 2000 compliant, the Company has implemented a comprehensive study of its information technology systems. Because many of its systems were outdated and no longer supported, ordinary replacement with Year 2000 compliant systems has addressed most of the Company's needs in those areas. However, the Company found it necessary to upgrade its production scheduling and management software outside of the ordinary replacement cycle to be Year 2000 compliant at a cost of approximately $50,000. In addition, the Company is currently conducting a review of all PCs, HVAC, plant equipment and similar systems and is in the process of upgrading such equipment to be Year 2000 compliant, as necessary. The Company does not expect future costs to address its internal Year 2000 matters to exceed $100,000.

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

The Company anticipates being fully Year 2000 compliant in all of its information systems by June 30, 1999. Although the Company is committed to a successful and timely Year 2000 conversion and funds are dedicated and available for this project, no assurance can be given that it will be fully and timely implemented. Failure of the Company's equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues if their systems malfunction or they expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.
The Company believes the least controllable and therefore most probable exposure specifically related to its business would be the failure of a supplier to timely provide goods or services required by the Company. The Company has obtained assurances of Year 2000 compliance from most of its suppliers, as noted above, and intends to continue canvassing critical suppliers concerning the compliance of their systems. In addition, the Company has in many instances sought to identify and qualify alternate suppliers, where feasible. However, if notwithstanding these measures, the Company does not receive required goods or services as a result of the failure of one or more suppliers, such failure could have a material adverse effect upon the Company's business, operating results and financial condition.

FORWARD-LOOKING INFORMATION

This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward-looking statements and information that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in SEC Filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, the costs for product development and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or development in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's shareholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

                                     PART II
                                OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds:

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

     (c) On September 30, 1998, the Company entered into the Securities Purchase Agreement, pursuant to which it sold to a banking institution and members of Company management 52,500 shares of Series A Preferred Stock and 12% Senior Subordinated Notes in the aggregate amount of $4 million and Stock Purchase Warrants initially exercisable for 1,197,194 shares of Common Stock (of which warrants exercisable to purchase 343,655 shares of common stock were cancelled upon the completion of the capital stock transaction as described in Note 4 of the financial statements) in exchange for aggregate consideration of $9.25 million. The sale was a private transaction exempt from registration under section 4(2) of the Securities Act of 1933.

          Each Stock Purchase Warrant grants the right to purchase shares of Common Stock at the exercise price of $3.79 per share and is exercisable in whole or in part at the holder's option at any time during the period after the date of issuance to and including the later of (i) September 30, 2008, and (ii) the 90th day following the redemption in full of all outstanding Series A Preferred Stock, whether by prepayment, at maturity or otherwise.

Item 6.   Exhibits and Reports on Form 8-K:

     (a)  See Exhibit Index on page 10.
     (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 7, 1999.


                             ZIMMERMAN SIGN COMPANY
                                   Registrant



                              /s/Jeffrey P. Johnson
        ----------------------------------------------------------------
                     Vice President, Chief Financial Officer
              (Authorized Officer and Principal Financial Officer)

                                  EXHIBIT INDEX

All of the following exhibits are being or have heretofore been filed with the Commission and are incorporated herein by reference:


Exhibit
Number                               Title
-------                              -----
3.1      Amended and Restated Articles of Incorporation of Zimmerman Sign
         Company. (1)

3.2 Amended and Restated Bylaws of Zimmerman Sign Company, amended and restated as of September 29, 1998. (1)

4.1 Distribution Agreement, dated as of November 26, 1996, by and between Zimmerman Sign Company and Independence Holding Company. (2)

4.2 Registration Rights Agreement, dated as of September 30, 1998, by and between Zimmerman Sign Company, Continental Illinois Venture
         Corporation, MIG Partners VIII and certain shareholders. (1)

4.3 Stockholders Agreement, dated as of September 30, 1998, by and between Zimmerman Sign Company and certain shareholders. (1)

10.1 Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 30, 1998, by and between Zimmerman Sign Company and Comerica Bank-Texas. (1)

10.2     Senior Subordinated Note, Preferred Stock and Warrant Purchase
         Agreement, dated as of September 30, 1998, by and between Zimmerman
         Sign Company, Continental Illinois Venture Corporation, MIG Partners
         VIII and certain management purchasers. (1)

10.3     Stock Option Plan of Zimmerman Sign Company, dated as of December 1,
         1996. (2)

10.4     Form of Amended & Restated Employment Agreement, dated December 1,
         1996, by and between Zimmerman Sign Company and David E. Anderson. (2)

10.5     Form of Amended and Restated Employment Agreement, dated December 1,
         1996, by and between Zimmerman Sign Company and Tom E. Boner. (2)

10.6     Form of Amended and Restated Employment Agreement, dated December 1,
         1996, by and between Zimmerman Sign Company and Michael W. Coppinger.
         (2)

10.7     Form of Amended and Restated Employment Agreement, dated December 1,
         1996, by and between Zimmerman Sign Company and Jeffrey P. Johnson. (2)

10.8     Form of Amended and Restated Employment Agreement, dated December 1,
         1996, by and between Zimmerman Sign Company and John T. Griggs. (2)

10.9 Share Option Purchase Agreement, dated as of September 30, 1998, by and between Zimmerman Sign Company and certain shareholders. (1)

10.10 Purchase Agreement, dated as of September 30, 1998, by and between Zimmerman Sign Company and David E. Anderson. (1)

10.11 Letter Agreement, dated as of September 30, 1998, by and between Zimmerman Sign Company and certain shareholders. (1)



Exhibit
Number                              Title
-------                             -----
10.12    Form of 12% Senior Subordinated Note issued by Zimmerman Sign Company in connection with the Senior Subordinated Note, Preferred Stock and
         Warrant Purchase Agreement, dated as of September 30, 1998. (1)

10.13 Form of Stock Purchase Warrants issued by Zimmerman Sign Company in connection with the Senior Subordinated Note, Preferred Stock and
         Warrant Purchase Agreement, dated as of September 30, 1998. (1)

27.1     Financial Data Schedule.

99.1 Registration Statement on Form 10/A-2 filed by Zimmerman Sign Company with the Securities and Exchange Commission and declared effective on December 16, 1996. (3)

----------------------

(1) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form 10 (No. 000-21737) and incorporated herein by reference.
(3)  Previously filed (No. 000-21737).