Form 10-Q
period 1999-06-30
ZIMMERMAN SIGN CO
filed 1999-08-10
CIK 1027138

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                       For the Period Ended June 30, 1999
                         Commission File Number: 0-21737

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

                1,269,549 SHARES OF COMMON STOCK, $0.01 PAR VALUE
--------------------------------------------------------------------------------
                  Common Stock Outstanding as of July 30, 1999

                             ZIMMERMAN SIGN COMPANY

                                      INDEX

PART I - FINANCIAL INFORMATION                                                        PAGE NO.
------------------------------                                                        --------

Item 1.  Financial Statements

              Balance Sheets as of June 30, 1999 and December 31, 1998.............       1

              Statements of Operations for the three and six months ended
                  June 30, 1999 and 1998...........................................       2


              Statements of Cash Flows for the six months ended June 30, 1999
                  and 1998 ........................................................       3

              Notes to Financial Statements .......................................       4

Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition .........................................       5

PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K .........................................       9

              Signatures ..........................................................       9

              Exhibit Index .......................................................      10

                             ZIMMERMAN SIGN COMPANY
                                 Balance Sheets
                       June 30, 1999 and December 31, 1998
                                   (Unaudited)


                                                                                 1999                  1998
                                                                            ---------------       ---------------
                                ASSETS
Current assets:

   Cash                                                                     $         6,937       $       126,339
   Accounts receivable, net of allowance for doubtful accounts
     of $112,328 in 1999 and $100,000 in 1998                                    10,334,682            10,190,998
   Inventories                                                                   17,329,501            16,771,487
   Prepaids and other current assets                                                475,667               198,083
   Deferred tax assets                                                              601,295               618,927
                                                                            ---------------       ---------------
                           Total current assets                                  28,748,082            27,905,834
                                                                            ---------------       ---------------
Property, plant and equipment, net                                                3,159,519             2,957,926
Other assets                                                                        343,946               431,678
Deferred tax assets                                                                       -                11,148
                                                                            ---------------       ---------------
                                                                            $    32,251,547       $    31,306,586
                                                                            ===============       ===============
                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

   Current installments of long-term debt                                   $     1,167,000       $     1,167,000
   Accounts payable                                                               7,562,939             6,607,601
   Accrued expenses                                                               1,550,443             1,806,837
   Income taxes payable                                                              53,362               262,070
   Customer deposits                                                              1,052,263               381,289
                                                                            ---------------       ---------------
                           Total current liabilities                             11,386,007            10,224,797
                                                                            ---------------       ---------------

Long-term debt, excluding current installments:

   Bank debt                                                                     19,347,462            19,313,500
   Subordinated notes                                                             3,927,767             3,921,988
                                                                            ---------------       ---------------
                           Total long-term debt                                  23,275,229            23,235,488
                                                                            ---------------       ---------------

Redeemable preferred stock, 8% Series A, $.01 par value,
       redemption value of $5,250,000. Authorized 52,500
       shares; 52,500 shares issued and outstanding                               4,553,896             4,505,889
Redeemable preferred stock, 6% Series B, $.01 par value,
       redemption value of $700,000. Authorized 7,000 shares;
       7,000 shares issued and outstanding                                          700,000                    --
Redeemable preferred stock, 6% Series C, $.01 par value,
       redemption value of $625,000. Authorized 6,250 shares;
       6,250 shares issued and outstanding                                          625,000                    --

Stockholders' deficit:

   Common stock, $.01 par value. Authorized 15,000,000 shares;
     1,854,692 shares issued                                                         18,547                18,547
   Treasury stock, at cost, 585,143 shares in 1999                               (2,048,000)                   --
   Additional paid in capital                                                       526,654               574,662
   Accumulated deficit                                                           (6,785,786)           (7,252,797)
                                                                            ---------------       ---------------
                           Total stockholders' deficit                           (8,288,585)           (6,659,588)
                                                                            ---------------       ---------------
                                                                            $    32,251,547       $    31,306,586
                                                                            ===============       ===============

See accompanying notes to financial statements

                             ZIMMERMAN SIGN COMPANY
                            Statements of Operations
                Three and Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)


                                                      Three Months Ended                       Six Months Ended
                                                           June 30,                                June 30,
                                              ------------------------------------    ------------------------------------
                                                   1999                1998                1999                1998
                                              ----------------    ----------------    ---------------     ----------------
Net sales                                     $     13,893,163    $     12,640,692    $    25,899,062     $     23,467,952

Cost of goods sold                                  11,102,580           9,926,359         20,652,117           18,538,135
                                              ----------------    ----------------    ---------------     ----------------

  Gross profit                                       2,790,583           2,714,333          5,246,945            4,929,817

Selling, general and administrative
  expenses                                           1,489,058           1,518,201          2,983,564            2,848,037

Interest expense, net                                  578,451             573,767          1,162,393            1,163,352
                                              ----------------    ----------------    ---------------     ----------------

  Income before federal income taxes                   723,074             622,365          1,100,988              918,428

Federal income taxes                                   253,973             217,335            386,187              320,710
                                              ----------------    ----------------    ---------------     ----------------

  Net income                                           469,101             405,030            714,801              597,718

Preferred stock dividend and accretion                 171,793                   -            295,797                    -
                                              ----------------    ----------------    ---------------     ----------------

  Net income applicable to common
     stock                                    $        297,308    $        405,030    $       419,004     $        597,718
                                              ================    ================    ===============     ================

Basic and diluted net income per
  common share                                $           0.23    $           0.22    $          0.33     $           0.32
                                              ================    ================    ===============     ================

See accompanying notes to financial statements

                             ZIMMERMAN SIGN COMPANY
                            Statements of Cash Flows
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)


                                                                                          1999                1998
                                                                                     --------------      ---------------
Cash flows from operating activities:
     Net Income                                                                      $      714,801      $       597,718
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                      287,261              357,419
         Provision for losses on accounts receivable                                         12,328               25,638
         Deferred income tax expense (benefit)                                               28,780              (89,155)
         Changes in operating assets and liabilities:
              Accounts receivable                                                          (156,012)           1,662,827
              Inventories                                                                  (558,014)            (507,273)
              Prepaids and other current assets                                            (277,584)            (145,918)
              Other assets                                                                   45,337               24,959
              Accounts payable and accrued expenses                                         490,236             (267,693)
              Customer deposits                                                             670,974             (296,972)
                                                                                     --------------      ---------------
                  Net cash provided by operating activities                               1,258,107            1,361,550
                                                                                     --------------      ---------------

Cash flows used in investing activities - purchases of property,
     plant and equipment                                                                   (440,682)            (120,279)
                                                                                     --------------      ---------------

Cash flows from financing activities:
     Net borrowings (payments) on revolving line of credit                                  500,000             (525,000)
     Principal payments on long-term debt                                                  (466,038)            (822,000)
     Dividends paid                                                                        (247,789)                  --
     Purchase of treasury stock                                                            (723,000)                  --
                                                                                     --------------      ---------------
                  Net cash used in financing activities                                    (936,827)          (1,347,000)
                                                                                     --------------      ---------------

Net decreases in cash                                                                      (119,402)            (105,729)

Cash at beginning of period                                                                 126,339              129,678
                                                                                     --------------      ---------------

Cash at end of period                                                                $        6,937              $23,949
                                                                                     ==============      ===============

See accompanying notes to financial statements

                             ZIMMERMAN SIGN COMPANY
                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying financial statements have been prepared by Zimmerman Sign Company (the Company), without audit. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report to Stockholders. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

2.   Long-Term Debt

     Long-term debt consists of the following at June 30, 1999 and December 31, 1998:


                                                                                    1999                 1998
                                                                                 -----------         -----------
         Revolving line of credit with a bank, due September 30, 2001, monthly interest at prime plus .25% or LIBOR plus 2.75%
           (8.25% to 8.47% at June 30, 1999)                                     $15,675,000         $15,175,000

         Secured term notes payable to a bank, due between October
           1, 2002, and October 1, 2005, monthly payments of
           $97,250 plus interest at prime plus .25% to 1.5%
           or LIBOR plus 2.75% to 4.0% (8.25% to 9.03% at
           June 30, 1999)                                                          4,839,462           5,305,500

         Subordinated notes, $4,000,000 principal amount, due
           September 30, 2005, interest payable quarterly at 12%,
           quarterly payments of principal of $500,000 due beginning
           September 30, 2003, net of discount of $72,233 at June 30,
           1999 and $78,012 at December 31, 1998                                   3,927,767           3,921,988
                                                                                 -----------         -----------
                                                                                  24,442,229          24,402,488

         Less current installments                                                 1,167,000           1,167,000
                                                                                 -----------         -----------
                                                                                 $23,275,229         $23,235,488
                                                                                 ===========         ===========

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

     Shares used in calculating basic and diluted net income per share are as follows:


                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                       June 30,
                                                            --------------------------    ---------------------------

                                                               1999            1998           1999           1998
                                                            -----------    -----------    -----------    ------------
     Weighted average common shares outstanding               1,269,549      1,854,692      1,269,549       1,854,692
     Dilutive securities - common stock options                   2,988          9,889          3,978           9,617
                                                            -----------    -----------    -----------    ------------
     Weighted average common and potentially dilutive
         shares outstanding                                   1,272,547      1,864,581      1,273,527       1,864,309
                                                            ===========    ===========    ===========    ============

     Stock options and warrants totaling 918,059 were excluded from the 1999 net income per share calculation as they were antidilutive. There were no antidilutive options or warrants during 1998.

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

The Company's net sales for the three-month period ended June 30, 1999 increased $1,252,000 or 9.9% to $13,893,000 from $12,641,000 for the same period last year. Net sales for the six months ended June 30, 1999 increased $2,431,000 or 10.4% to $25,899,000 compared to $23,468,000 for the same period in 1998. The net sales increases are due primarily to increased sales to financial services and automotive customers.

The Company's gross profit margin for the three months ended June 30, 1999 decreased to 20.1% from 21.5% for the same period in 1998. For the six months ended June 30, 1999 the gross profit percentage decreased to 20.3% from 21.0% in 1998. The decrease for the three and six month periods is primarily due to higher factory overhead expenses which were only partially offset by improved direct manufacturing costs.

Selling, general and administrative expenses were $1,489,000 or 10.7% of net sales for the quarter ended June 30, 1999 compared to $1,518,000 or 12.0% of net sales for the same period in the prior year. For the six months ended June 30, 1999, selling, general and administrative expenses increased $136,000 to $2,984,000 and were 11.5% as a percentage of sales compared to $2,848,000 and 12.1%, respectively, for the six months ended June 30, 1998. The decrease as a percentage of sales for the three and six month periods is primarily the result of payroll and related costs, travel expenses and general depreciation and amortization increasing at a slower rate than that of sales.

Interest expense increased slightly to $578,000 for the three-month period ended June 30, 1999 from $574,000 for the same period in the prior year. Interest expense for the six months ended June 30, 1999 was substantially unchanged at $1,162,000 versus $1,163,000 for the six months ended June 30, 1998.

Income before federal income taxes increased $101,000 to $723,000 for the three month period ended June 30, 1999 compared to $622,000 for the same period in the prior year. Income before federal income taxes for the six months ended June 30, 1999 increased $183,000 to $1,101,000 from $918,000 for the same period in 1998.
This increase resulted primarily from higher sales volume and lower selling, general and administrative expenses as a percentage of sales, as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (defined as accounts receivable plus inventories, less accounts payable, including accrued expenses and customer deposits) decreased $668,000 to $17,499,000 at June 30, 1999 from $18,167,000 at December 31, 1998.
The decrease in operating working capital resulted almost entirely from increased accounts payable and customer deposits being partially offset by increased inventories and accounts receivable and decreased accrued expenses. Net cash of $1,258,000 was provided by operating activities for the six months ended June 30, 1999 compared to $1,362,000 for the six months ended June 30, 1998. Increases in accounts payable along with an increase in customer deposits were the primary sources of cash provided by operating activities, which were partially offset by increases in inventory, accounts receivable and prepaids.

Investing activities used $441,000 for the first six months of 1999 as a result of property and equipment purchases. Financing activities used $937,000 as a result of increased net borrowings under the Company's line of credit being offset by the Company's purchase of 585,143 shares of the Company's common stock, the preferred dividend and repayments of bank term loans.

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

NEW ACCOUNTING STANDARDS

The Company is assessing the reporting and disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting for changes in fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. This statement amends and supersedes a number of existing SFAS's, and nullifies or modifies a number of the consensuses reached by the Emerging Issues Task Force. As amended by SFAS No. 137, this statement is effective for financial statements for fiscal years beginning after June 15, 2000. At the present time, the Company has not quantified the effect of adoption or the continuing impact of such adoption. The Company will adopt the provisions of SFAS No. 133 in the first quarter of fiscal year 2001.

YEAR 2000 CONSIDERATIONS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. To become Year 2000 compliant, the Company has implemented a comprehensive study of its information technology systems. Because many of its systems were outdated and no longer supported, ordinary replacement with Year 2000 compliant systems has addressed most of the Company's needs in those areas. However, the Company found it necessary to upgrade its production scheduling and management software outside of the ordinary replacement cycle to be Year 2000 compliant at a cost of approximately $50,000. In addition, the Company has conducted a review of all PCs, HVAC, plant equipment and similar systems and has upgraded such equipment to be Year 2000 compliant, as necessary. The Company does not expect future costs to address its internal Year 2000 matters to exceed $50,000.

Because the Company's products are not date sensitive, the Company does not believe that they will be affected by the Year 2000 issue.

Further, the Company has requested from all of its suppliers, and has received from approximately 85% of its suppliers, written questionnaires and assurances that they are taking the necessary measures to avoid any significant disruptions from Year 2000 noncompliance. The Company is continuing its efforts to identify any exposure from failure of any significant supplier to provide goods or services required by the Company.

The Company believes itself to be fully Year 2000 compliant in all of its information systems at this time. Although the Company is committed to a successful and timely Year 2000 conversion and funds have been dedicated and available for this project, no assurance can be given that it has been fully and timely implemented. Failure of the Company's equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues if their systems malfunction or they expend significant resources to correct their current systems for Year
2000 compliance. These expenditures may result in reduced funds to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company believes the least controllable and therefore most probable exposure specifically related to its business would be the failure of a supplier to timely provide goods or services required by the Company. The Company has obtained assurances of Year 2000 compliance from most of its suppliers, as noted above, and intends to continue canvassing critical suppliers concerning the compliance of their systems. In addition, the Company has in many instances sought to identify and qualify alternate suppliers, where feasible. However, if notwithstanding these measures, the Company does not receive required goods or services as a result of the failure of one or more suppliers, such failure could have a material adverse effect upon the Company's business, operating results and financial condition.

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

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:
         (a) See Exhibit Index on page 9.
         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 6, 1999.


                             ZIMMERMAN SIGN COMPANY
                                   Registrant



                             /s/ JEFFREY P. JOHNSON
            ---------------------------------------------------------
                     Vice President, Chief Financial Officer
              (Authorized Officer and Principal Financial Officer)

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

10.6     Form of Amended and Restated Employment Agreement, dated December 1,
         1996, by and between Zimmerman Sign Company and Michael W. Coppinger.
         (2)

10.7     Form of Amended and Restated Employment Agreement, dated December 1,
         1996, by and between Zimmerman Sign Company and Jeffrey P. Johnson. (2)

10.8     Form of Amended and Restated Employment Agreement, dated December 1,
         1996, by and between Zimmerman Sign Company and John T. Griggs. (2)

10.9 Share Option Purchase Agreement, dated as of September 30, 1998, by and between Zimmerman Sign Company and certain shareholders. (1)

10.10 Purchase Agreement, dated as of September 30, 1998, by and between Zimmerman Sign Company and David E. Anderson. (1)



Exhibit
NUMBER                           Title
-------                          -----

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