Form 10-Q
period 1999-09-30
ZIMMERMAN SIGN CO
filed 1999-11-10
CIK 1027138

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Period Ended September 30, 1999
                         Commission File Number: 0-21737

                             Zimmerman Sign Company
          ------------------------------------------------------------
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

               1,269,549 SHARES OF COMMON STOCK, $0.01 PAR VALUE
--------------------------------------------------------------------------------
                Common Stock Outstanding as of November 1, 1999

                             ZIMMERMAN SIGN COMPANY

                                      INDEX


PART I - FINANCIAL INFORMATION                                                              PAGE NO.

Item 1.  Financial Statements  (Unaudited)

              Balance Sheets as of September 30, 1999 and December 31, 1998 ................   1

              Statements of Operations for the three and nine months ended
                  September 30, 1999 and 1998 ..............................................   2


              Statements of Cash Flows for the nine months ended September 30,
                  1999 and 1998 ............................................................   3

              Notes to Financial Statements ................................................   4

Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition ..................................................   5

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ..................................................   9

              Signatures ...................................................................   9

              Exhibit Index ................................................................  10

                             ZIMMERMAN SIGN COMPANY
                                 Balance Sheets
                    September 30, 1999 and December 31, 1998
                                   (Unaudited)


                                                                                     1999                1998
                          Assets                                                 ------------        ------------
                          ------
Current assets:

   Cash                                                                          $      3,251        $    126,339
   Accounts receivable, net of allowance for doubtful accounts
     of $112,328 in 1999 and $100,000 in 1998                                      11,214,673          10,190,998
   Inventories                                                                     16,586,996          16,771,487
   Prepaids and other current assets                                                  209,467             198,083
   Deferred tax assets                                                                535,299             618,927
                                                                                 ------------        ------------
                           Total current assets                                    28,549,686          27,905,834
                                                                                 ------------        ------------
Property, plant and equipment, net                                                  3,293,598           2,957,926
Other assets                                                                          320,120             431,678
Deferred tax assets                                                                      --                11,148
                                                                                 ------------        ------------
                                                                                 $ 32,163,404        $ 31,306,586
                                                                                 ------------        ------------
                                                                                 ------------        ------------
           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

   Current installments of long-term debt                                        $  1,167,000        $  1,167,000
   Accounts payable                                                                 6,984,378           6,607,601
   Accrued expenses                                                                 1,687,732           1,806,837
   Income taxes payable                                                               164,533             262,070
   Customer deposits                                                                  934,311             381,289
                                                                                 ------------        ------------
                            Total current liabilities                              10,937,954          10,224,797
                                                                                 ------------        ------------
Long-term debt, excluding current installments:

   Bank debt                                                                       19,113,212          19,313,500
   Subordinated notes                                                               3,930,656           3,921,988
                                                                                 ------------        ------------
                              Total long-term debt                                 23,043,868          23,235,488
                                                                                 ------------        ------------
Redeemable preferred stock, 8% Series A, $.01 par value,
       Redemption value of $5,250,000. Authorized 52,500
       shares; 52,500 shares issued and outstanding                                 4,577,900           4,505,889
Redeemable preferred stock, 6% Series B, $.01 par value,
       Redemption value of $700,000. Authorized 7,000 shares;
       7,000 shares issued and outstanding                                            700,000                --
Redeemable preferred stock, 6% Series C, $.01 par value,
       Redemption value of $625,000. Authorized 6,250 shares;
       6,250 shares issued and outstanding                                            625,000                --

Stockholders' deficit:

   Common stock, $.01 par value. Authorized 15,000,000 shares;
     1,854,692 shares issued                                                           18,547              18,547
   Treasury stock, at cost, 585,143 common shares in 1999                          (2,048,000)               --
   Additional paid in capital                                                         502,651             574,662
   Accumulated deficit                                                             (6,194,516)         (7,252,797)
                                                                                 ------------        ------------
                           Total stockholders' deficit                             (7,721,318)         (6,659,588)
                                                                                 ------------        ------------
                                                                                 $ 32,163,404        $ 31,306,586
                                                                                 ------------        ------------
                                                                                 ------------        ------------

See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY
                            Statements of Operations
             Three and Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)



                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30,                      September 30,
                                                          -----------------------------       ------------------------------
                                                              1999              1998              1999              1998
                                                          ------------      ------------      ------------      ------------
Net sales                                                 $ 14,737,834      $ 11,859,278      $ 40,636,896      $ 35,327,230

Cost of goods sold                                          11,734,816         9,385,859        32,386,933        27,923,994
                                                          ------------      ------------      ------------      ------------
  Gross profit                                               3,003,018         2,473,419         8,249,963         7,403,236

Selling, general and administrative
  expenses                                                   1,342,566         1,456,192         4,326,130         4,304,229

Interest expense, net                                          566,889           553,010         1,729,282         1,716,362
                                                          ------------      ------------      ------------      ------------
  Income before income taxes and
       Extraordinary item                                    1,093,563           464,217         2,194,551         1,382,645

Federal income taxes                                           377,417           151,281           763,604           471,991
                                                          ------------      ------------      ------------      ------------
  Income before extraordinary item                             716,146           312,936         1,430,947           910,654

Extraordinary item-debt restructure
  (net of income tax benefit of
  $35,120)                                                           -          (369,007)                -          (369,007)
                                                          ------------      ------------      ------------      ------------
  Net income (loss)                                            716,146           (56,071)        1,430,947           541,647

Preferred stock dividend and accretion                         148,879                 -           444,676                 -
                                                          ------------      ------------      ------------      ------------
  Net income (loss) applicable to
   common stock                                           $    567,267      $    (56,071)     $    986,271      $    541,647
                                                          ------------      ------------      ------------      ------------
                                                          ------------      ------------      ------------      ------------
Basic and diluted net income (loss) per common share:

  Income before extraordinary item                        $       0.45      $       0.17      $       0.78      $       0.49

  Extraordinary item                                                 -             (0.20)                -             (0.20)
                                                          ------------      ------------      ------------      ------------
  Net income (loss)                                       $       0.45      $      (0.03)     $       0.78      $       0.29
                                                          ------------      ------------      ------------      ------------
                                                          ------------      ------------      ------------      ------------

See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY
                            Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                                                     1999                   1998
                                                                                ------------           ------------
Cash flows from operating activities:
     Net Income                                                                 $  1,430,947           $    541,647
     Adjustments to reconcile net income to net cash provided by operating activities:
       Extraordinary item                                                                  -                369,007
       Depreciation and amortization                                                 437,006                520,836
       Provision for losses on accounts receivable                                    12,328                 40,638
       Deferred income tax benefit                                                    94,776                (45,284)

     Changes in operating assets and liabilities:
       Accounts receivable                                                        (1,036,003)             2,019,905
       Inventories                                                                   184,491             (1,372,165)
       Prepaids and other current assets                                             (11,384)              (158,605)
       Other assets                                                                   53,890               (276,015)
       Accounts payable and accrued expenses                                         160,135                613,350
       Customer deposits                                                             553,022               (642,413)
                                                                                ------------           ------------
          Net cash provided by operating activities                               1,879,208              1,610,901
                                                                                ------------           ------------
Cash flows used in investing activities - purchases of property, plant
     and equipment                                                                  (706,344)              (375,231)
                                                                                ------------           ------------
Cash flows from financing activities:
     Net borrowings on revolving line of credit                                      350,000                 75,000
     Principal payments on long-term debt                                           (550,288)            (4,830,000)
     Proceeds from issuance of long-term debt                                              -              5,500,000
     Proceeds from issuance of preferred stock and related warrants                        -              5,250,000
     Issuance costs related to preferred stock                                             -               (202,168)
     Proceeds from issuance of subordinated debt and related warrants                      -              4,000,000
     Issuance costs related to subordinated debt                                           -               (154,032)
     Dividends paid                                                                 (372,664)            (1,000,000)
     Principal payment of subordinated debt                                                -            (10,000,000)
     Purchase of treasury stock                                                     (723,000)                     -
                                                                                ------------           ------------
                  Net cash used in financing activities                           (1,295,952)            (1,361,200)
                                                                                ------------           ------------
Net decreases in cash                                                               (123,088)              (125,530)

Cash at beginning of period                                                          126,339                129,678
                                                                                ------------           ------------
Cash at end of period                                                           $      3,251           $      4,148
                                                                                ------------           ------------
                                                                                ------------           ------------

See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY
                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying financial statements have been prepared by Zimmerman Sign Company (the Company), without audit. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report to Stockholders. The results of operations for the periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

2.       Long-Term Debt

         Long-term debt consists of the following at September 30, 1999 and December 31, 1998:


                                                                                             1999                 1998
                                                                                         -----------         ------------
             Revolving line of credit with a bank, due September 30, 2001, monthly interest at prime plus .25% or LIBOR plus 2.75%
               (8.50% to 8.27% at September 30, 1999)                                    $15,525,000          $15,175,000

             Secured term notes payable to a bank, due between October 1, 2002, and
               October 1, 2005, monthly payments of $97,250 plus interest at prime plus .25% to 1.5% or LIBOR plus 2.75% to 4.0% (8.50% to 9.44% at
               September 30, 1999)                                                         4,755,212            5,305,500

             Subordinated notes, $4,000,000 principal amount, due September 30,
               2005, interest payable quarterly at 12%, quarterly payments of principal of $500,000 due beginning September 30, 2003, net of discount of $69,344 at September 30, 1999 and $78,012 at
               December 31, 1998                                                           3,930,656            3,921,988
                                                                                         -----------         ------------
                                                                                          24,210,868           24,402,488

             Less current installments                                                     1,167,000            1,167,000
                                                                                         -----------         ------------

                                                                                         $23,043,868          $23,235,488
                                                                                         -----------         ------------
                                                                                         -----------         ------------

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

         Shares used in calculating basic and diluted net income per share are as follows:


                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30,                    September 30,
                                                              -----------------------------       ----------------------------
                                                                 1999               1998            1999               1998
                                                              ----------          ---------       ---------          ---------
         Weighted average common shares outstanding            1,269,549          1,854,692       1,269,549          1,854,692
         Dilutive securities - common stock options                    -             10,447           2,008              9,895
                                                              ----------          ---------       ---------          ---------
         Weighted average common and potentially dilutive
             shares outstanding                                1,269,549          1,865,139       1,271,557          1,864,587
                                                              ----------          ---------       ---------          ---------
                                                              ----------          ---------       ---------          ---------

         Stock options and warrants totaling 1,003,338 and 916,059 were excluded from the three months ended September 30, 1999 and nine months ended September 30,1999 net income per share calculations, respectively, as they were antidilutive. There were no antidilutive options or warrants during 1998.

4.       Capital Stock Transactions

         During January 1999, the Company purchased 357,143 shares of its common stock from its largest stockholder at a cost of $625,000 in cash and 6,250 shares of the Company's 6% Series C Preferred Stock, which has a liquidation and redemption value of $625,000. Additionally, the Company purchased 228,000 shares of its common stock from an officer of the Company at a cost of $98,000 in cash and 7,000 shares of the Company's 6% Series B Preferred Stock, which has a liquidation and redemption value of $700,000. The Series B and Series C Preferred Stock are subordinate to the Company's Series A Preferred Stock. The Company had 1,269,549 shares of common stock outstanding immediately following the above stock purchases. In connection with the above transactions, the Company cancelled 343,655 of its outstanding warrants. Common shares outstanding assuming exercise of the outstanding options (including 35,921 options which have not yet been granted) and warrants would be 2,308,808.

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

The Company's net sales for the three-month period ended September 30, 1999 increased $2,879,000 or 24.3% to $14,738,000 from $11,859,000 for the same period last year. Net sales for the nine months ended September 30, 1999 increased $5,310,000 or 15.0% to $40,637,000 compared to $35,327,000 for the same period in 1998. The net sales increases are due primarily to increased sales to financial services and automotive customers.

The Company's gross profit margin for the three months ended September 30, 1999 decreased to 20.4% from 20.9% for the same period in 1998. For the nine months ended September 30, 1999 the gross profit percentage decreased to 20.3% from 21.0% in 1998. The decrease for the three and nine month periods is primarily due to higher factory overhead expenses along with slightly higher direct manufacturing costs.

Selling, general and administrative expenses were $1,343,000 or 9.1% of net sales for the quarter ended September 30, 1999 compared to $1,456,000 or 12.3% of net sales for the same period in the prior year. For the nine months ended September 30, 1999, selling, general and administrative expenses increased $22,000 to $4,326,000 and were 10.7% as a percentage of net sales compared to $4,304,000 and 12.2% for the nine months ended September 30, 1998. The decrease as a percentage of sales for the three and nine month periods is primarily the result of payroll and related costs, travel expenses, property tax and insurances increasing at a slower rate than that of sales. Such costs were partially offset by lower depreciation and amortization.

Interest expense increased slightly to $567,000 for the three-month period ended September 30, 1999 from $553,000 for the same period in the prior year. Interest expense for the nine months ended September 30, 1999 increased slightly to $1,729,000 from $1,716,000 for the nine months ended September 30, 1998. The increase was due primarily to slightly higher borrowings and higher borrowing rates under the Company's revolving line of credit for both the three month and nine month periods.

Income before income taxes increased $630,000 to $1,094,000 for the three month period ended September 30, 1999 compared to $464,000 for the same period in the prior year. Income before income taxes for the nine months ended September 30, 1999 increased $812,000 to $2,195,000 from $1,383,000 for the same period in 1998. Increased income before income taxes in both periods resulted primarily from higher sales volume and lower selling, general and administrative expenses as a percentage of sales, as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (defined as accounts receivable plus inventories, less accounts payable, including accrued expenses and customer deposits) increased $28,000 to $18,195,000 at September 30, 1999 from $18,167,000 at December 31,
1998. Net cash of $1,879,000 was provided by operating activities for the nine months ended September 30, 1999 compared to $1,611,000 for the nine months ended September 30, 1998. Increases in customer deposits along with an increase in accounts payable and a decrease in inventories were the primary sources of cash provided by operating activities, which were offset by increases in accounts receivable.

Investing activities used $706,000 for the first nine months of 1999 as a result of net property and equipment purchases. Financing activities used $1,296,000 as a result of the purchase of Company common stock, preferred dividends and net repayments of debt.

The Company's future capital expenditures will relate principally to the acquisition of new machinery and equipment designed to increase productivity and factory efficiency. The Company believes its cash generated from operations and funds available under the senior credit facilities are sufficient for its planned requirements during 1999.

During January 1999, the Company purchased 357,143 shares of its common stock from its largest stockholder at a cost of $625,000 in cash and 6,250 shares of the Company's 6% Series C Preferred Stock, which has a liquidation and redemption value of $625,000 and is mandatorily redeemable on September 30, 2008. Additionally, the Company purchased 228,000 shares of its common stock from an officer of the Company at a cost of $98,000 in cash and 7,000 shares of the Company's 6% Series B Preferred Stock, which has a liquidation and redemption value of $700,000 and is mandatorily redeemable on September 30, 2008. The Company had 1,269,549 shares of common stock outstanding immediately following the above stock purchases. In connection with the above transactions, the Company cancelled 343,655 of its outstanding warrants to purchase the Company's common stock.

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

The Company believes itself to be fully Year 2000 compliant in all of its information systems at this time. However, no assurance can be given that Year 2000 compliance has been fully and timely implemented. Failure of the Company's equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues if their systems malfunction or they expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company believes the least controllable and therefore most probable exposure specifically related to its business would be the failure of a supplier to timely provide goods or services required by the Company. The Company has obtained assurances of Year 2000 compliance from its suppliers and, in addition, the Company has in many instances sought to identify and qualify alternate suppliers, where feasible. However, if notwithstanding these measures, the Company does not receive required goods or services as a result of the failure of one or more suppliers, such failure could have a material adverse effect upon the Company's business, operating results and financial condition.

The Company has implemented several contingencies in the event that there is a Year 2000 failure. In addition to qualifying alternate suppliers, as noted above, the Company is working with its major suppliers to identify any possible Year 2000 issues and resolve these prior to year-end. The Company believes its current inventory levels for key raw materials are adequate to supply its customer's needs. These materials can be used in the event of Year 2000 problems, or if none arise, they will be used in the normal course of business. The Company has also identified certain key procedures which can be done manually if computers fail to perform as required. These manual procedures will decrease efficiency, but will allow the Company to continue to provide products and services to its customers and to invoice and collect for these products and services.

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

                                     PART II
                                OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K:
         (a) See Exhibit Index on page 10.
         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 5, 1999.


                             ZIMMERMAN SIGN COMPANY
                                   Registrant



                              /s/Jeffrey P. Johnson
          -------------------------------------------------------------
                     Vice President, Chief Financial Officer
              (Authorized Officer and Principal Financial Officer)

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

   10.3     Stock Option Plan of Zimmerman Sign Company, dated as of December 1,
            1996. (2)

   10.4     Form of Amended and Restated Employment Agreement, dated December 1,
            1996, by and between Zimmerman Sign Company and David E. Anderson.
            (2)

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


Exhibit
 Number                                 Title
-------                                 -----
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

----------------

(1) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form 10 (No. 000-21737) and incorporated herein by reference.
(3)  Previously filed (No. 000-21737).