Form 10-K
period 1999-12-31
ZIMMERMAN SIGN CO
filed 2000-03-29
CIK 1027138

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 0-21737
                            ------------------------

                             ZIMMERMAN SIGN COMPANY

             (Exact name of Registrant as specified in its charter)

                 TEXAS                                      75-0864498
       (State of incorporation)                (I.R.S. Employer Identification No.)

  9846 HIGHWAY 31 EAST, TYLER, TEXAS                          75705
    (Address of principal executive                         (Zip Code)
               offices)

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the common stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of such stock as of February 29, 2000 was $2,406,972.

    1,269,549 shares of common stock were outstanding as of March 16, 2000.

    The Exhibit Index is located on page 32 of this filing.

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

    Zimmerman is a Texas based company with corporate headquarters in Tyler, production facilities in Longview and Jacksonville, and an office in Dallas. Zimmerman began business as a partnership in 1901, was incorporated in Texas in 1953, and has operated under its current name, Zimmerman Sign Company, since 1987. The Company was a subsidiary of Independence Holding Company ("IHC") from April, 1982 until December 31, 1996 at which time it became a public company through IHC's distribution of its ownership of Zimmerman to IHC's shareholders.

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

INDUSTRY OVERVIEW

    The United States sign and related products industry is large and highly fragmented, consisting of over 4,000 participants. Management believes that, depending on the amount of point of purchase product display and point of purchase signage included, market size ranges from $5.0 billion to $$7.0 billion in sales per annum.

    Zimmerman's management believes that its target market, which consists of large national and regional retailers requiring either long run or short run production quantity signage, generates sales of approximately $1.2 billion annually. In addition, Zimmerman pursues special re-identification projects driven by one-time corporate name changes; this business is often caused by an acquisition or consolidation, involves very short lead times, and requires high volume production sign applications.

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

COMPETITION

    In serving the above markets, Zimmerman frequently competes with approximately four larger firms, three to four firms of about the same size and approximately ten smaller firms (compared on the basis of estimated annual net sales). In general, these competitors and Zimmerman are the only domestic sign manufacturers that have the capacity or manufacturing applications to satisfy the structural or graphics consistency demanded by production quantity sign users. Zimmerman's principal competitors are Chandler Signs Incorporated, Collins Sign Company, Inc., Cummings Incorporated, Dualite, Inc., Everbrite, Inc., Federal Sign Company, Milwaukee Sign Company, Inc., Heath and Company, Inc., Plasti-Line, Inc., Sign Resource and Young Electric Sign Company. Zimmerman's competitors for the business of large, national and regional retailing organizations each have estimated annual sales of between $20.0 million and $140 million, and some have greater financial and manufacturing resources than Zimmerman. However, Zimmerman believes that its products, contracts, terms, and warranty are consistent with those standard in the industry and that it has the ability and resources to compete effectively and expand in its markets. Management of Zimmerman believes that sales growth will result from a combination of market expansion, new customers and extension of product lines.

CUSTOMERS

    In order to evaluate marketing effectiveness, customer service requirements, and monitor other internal results, Zimmerman tracks its customers by industry groupings. These industry groupings include petroleum retailers, automobile manufacturers, general retailers, convenience stores and financial services organizations. In 1999, the petroleum retailing industry constituted the Company's single largest industry grouping, as it has for many years.

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

PRINCIPAL CUSTOMERS

    In 1999, the Company had two petroleum industry customers which accounted for more than 10% of net sales: Citgo, which accounted for approximately 14% of net sales, and Conoco, which accounted for approximately 13% of net sales. The Company has provided sign products to Citgo since the 1970's and to Conoco since 1997 and believes that, in all material respects, it is these customers' sole sign supplier. The Company also had one automotive manufacturing customer, Ford Motor Company, which accounted for approximately 10% of net sales in 1999. No other major customer accounted for more than 10% of sales in 1999.

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

EMPLOYEES

    During 1999, Zimmerman had, on average, 618 employees of which 505 employees were covered under collective bargaining agreements.

BACKLOG

    As of December 31, 1999, Zimmerman's backlog of unshipped orders totaled $20.2 million compared to $26.4 million as of December 31, 1998. Customer commitments to order signs for shipment under blanket orders constitute a major component of Zimmerman's backlog. Generally, management anticipates all backlog will be shipped within twelve months. Zimmerman's customers typically place orders for very large dollar amounts; therefore, backlog statistics can change significantly within short periods of time. This fact, coupled with project scheduling changes, decreases the reliability of backlog as a business indicator.

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

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth information relating to the executive officers of the Company.

NAME                            AGE      POSITION
----                          --------   --------
David E. Anderson...........     55      Chairman and Director
Tom E. Boner................     61      President, Treasurer and Director
Michael W. Coppinger........     53      Vice President, Sales
John T. Griggs..............     42      Vice President, Manufacturing
Jeffrey P. Johnson..........     38      Vice President, Chief Financial Officer and Secretary
Michael St. Onge............     53      Vice President, Corporate Services

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

    Jeffrey P. Johnson has been Vice President and Chief Financial Officer of Zimmerman since 1990 and Secretary of Zimmerman since December 1996. He joined Zimmerman in 1985 as Controller. Previously, Mr. Johnson was employed with Price Waterhouse. Mr. Johnson is a CPA and a member of the AICPA and the Texas Society of CPAs. He is a Director and current President of the Texas Sign Association and a Director of the Southwest Sign Council of the International Sign Association.

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

       Tyler                       Corporate Headquarters          15,000              Leased
                                   and Customer Service

       Dallas                      Sales and                        1,400              Leased
                                   Administrative

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of Zimmerman's shareholders during the fourth quarter of 1999.

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

    Based on information available from the NASDAQ Trading and Market Services OTC Bulletin Board Daily Trade and Quote Summary Report, the Company believes that the table below sets forth the range of high and low bid prices for the Company's Common Stock:

                                                                   BID PRICE
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
For the Year 1998
  Quarter Ended:
  March 31, 1998............................................   3.7500     3.5625
  June 30, 1998.............................................   4.0000     3.5625
  September 30, 1998........................................   3.9375     3.7500
  December 31, 1998.........................................   3.7500     3.5625

For the Year 1999
  Quarter Ended:
  March 31, 1999............................................   3.7500     3.5625
  June 30, 1999.............................................   3.7500     3.3750
  September 30, 1999........................................   3.5000     3.0625
  December 31, 1999.........................................   3.5000     3.1250

    The above OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    The Company had approximately 2,418 holders of record of its common stock as of March 2, 2000. A dividend of $19,701,000 was declared in 1996 in conjunction with the Company's spin-off from its former parent, Independence Holding Company. No further dividends are anticipated in the foreseeable future. The Company has determined that it will utilize any earnings to expand its business and to reduce its indebtedness.

ITEM 6. SELECTED FINANCIAL DATA

    The following is a summary of selected financial data with respect to the Company for each of the last five fiscal years. The selected financial data below should be read in conjunction with the accompanying Financial Statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operation (see Item 7, below).

                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENTS OF OPERATIONS:
Net sales......................................  $54,506    $48,619    $44,047    $41,275    $41,667
Costs and Expenses:
  Cost of goods sold...........................   43,589     38,076     34,692     32,415     32,529
  Selling, general and administrative
    expenses...................................    5,527      5,722      5,470      4,428      4,155
  Management fees..............................       --         --         --        600        600
  Interest expense, net........................    2,271      2,299      2,419        996        782
  Stock distribution costs.....................       --         --         --      1,106         --
                                                 -------    -------    -------    -------    -------
    Total costs and expenses...................   51,387     46,097     42,581     39,545     38,066
                                                 -------    -------    -------    -------    -------
    Income before federal income taxes and
      extraordinary item.......................    3,119      2,522      1,466      1,730      3,601
Federal income taxes...........................    1,081        896        517        588      1,224
Extraordinary item (net of income taxes).......       --        369         --         --         --
                                                 -------    -------    -------    -------    -------
    Net income.................................    2,038      1,257        949      1,142      2,377
Preferred stock dividend and accretion.........      594        129         --         --         --
                                                 -------    -------    -------    -------    -------
    Net income applicable to common stock......  $ 1,444    $ 1,128    $   949    $ 1,142    $ 2,377
                                                 =======    =======    =======    =======    =======
BALANCE SHEET DATA:
Total assets...................................  $30,601    $31,307    $29,481    $28,154    $25,957
Current liabilities............................    9,880     10,225     11,856      9,462      7,839
Long-term debt, excluding current
  installments.................................   22,017     23,235     26,011     28,555      9,422
Redeemable preferred stock.....................    5,927      4,506         --         --         --
Stockholders' equity (deficit) (1) (3).........   (7,263)    (6,660)    (8,386)    (9,863)     8,696
PER SHARE DATA (2)
Cash dividends declared per common share.......       --         --         --    $ 10.62         --
Net income per common share--
  Basic and diluted
    Income before extraordinary item...........  $  1.14    $  0.81    $  0.51    $  0.62    $  1.28
    Extraordinary item (3).....................       --      (0.20)        --         --         --
                                                 -------    -------    -------    -------    -------
    Net income.................................  $  1.14    $  0.61    $  0.51    $  0.62    $  1.28
                                                 =======    =======    =======    =======    =======
Book value per common share....................  $ (5.72)   $ (3.59)   $ (4.52)   $ (5.32)   $  4.69

------------------------

(1) A dividend of $19,701,000 was declared in 1996.

(2) For basic earnings per share, 1,854,692 common shares were outstanding in all periods except 1999 when 1,269,549 shares are outstanding.

(3) See Note 4 to the Financial Statements.

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

    From 1991 through 1997, Zimmerman's sales grew significantly. This growth was internally generated and resulted from expansion of several customer relationships established in earlier periods, plus the addition of several new large customers. Sales increased 10.4% in 1998, from $44.0 million in 1997 to $48.6 million in 1998. This increase is attributable to continued volume strength in the petroleum marketing companies and growth in the automotive and general retailing companies, which industry groupings were enhanced by sales volume from several new customers which were added in late 1997. Sales increased 12.1% in 1999, from $48.6 million in 1998 to $54.5 million in 1999. This increase is primarily attributable to continued growth in the automotive industry group, which had sales volume increases from two new customers added in 1998 along with growth in the financial services industry group which had revenue increases from a significant new customer.

    In the 1990's, approximately 50% of Zimmerman's sales growth is attributable to the petroleum retailing market. The other half is spread among several retailing groupings, foremost of which are the automotive and financial services groups. Most of Zimmerman's sales have been to United States based customers; however, Zimmerman has sold product to and managed installation for international customers. Sales to customers with headquarters located outside of the United States accounted for less than 1% of total sales in 1999, 1998 and 1997. Since 1994, substantially all international sales have been to financial institutions in Mexico. Management of Zimmerman intends to pursue international opportunities and expand sales of products and services to its domestic customers.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to net sales of certain statement of operations items for the periods presented.

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
Net sales........................................    100.0%     100.0%     100.0%
Cost of goods sold...............................     80.0       78.3       78.8
Selling, general and administrative expenses.....     10.1       11.8       12.4
Interest expense, net............................      4.2        4.7        5.5
                                                    ------     ------     ------
  Total costs and expenses.......................     94.3       94.8       96.7
Income before federal income taxes and
  extraordinary item.............................      5.7        5.2        3.3
Federal income taxes.............................      2.0        1.8        1.2
Extraordinary item...............................       --        0.8         --
                                                    ------     ------     ------
Net income.......................................      3.7%       2.6%       2.1%
                                                    ======     ======     ======

1999 COMPARED TO 1998

    Net sales for 1999 increased $5.9 million, or 12.1%, from $48.6 million in 1998 to $54.5 million in 1999. The increase in net sales resulted primarily from an increase in sales to automotive retailers of approximately $4.1 million and an increase in sales to financial services customers of $2.1 million. Increased sales to current customers along with sales to a significant new customer contributed to the increased sales to automotive retailers. Increased sales to a significant new customer accounted for the increase in sales to the financial services industry grouping.

    Cost of goods sold increased $5.5 million, or 14.4%, from $38.1 million in 1998 to $43.6 million in 1999. The increase was primarily a result of the net sales increase as noted above. As a percentage of net sales, cost of goods sold increased from 78.3% in 1998 to 80.0% in 1999. Manufacturing costs increased as a percentage of net sales in 1999 primarily because of higher overhead expenses related to head count increases and increased costs related to having an additional plant.

    Selling, general and administrative expenses decreased $0.2 million, or 3.5%, from $5.7 million in 1998 to $5.5 million in 1999. The decrease was primarily a result of a casualty insurance claim associated with a fire in our Longview facility which was partially offset by costs associated with headcount increases and general inflation.

    Interest expense remained constant from 1998 to 1999 at $2.3 million. This was primarily because lower average debt balances throughout 1999 were largely offset by higher average interest rates in 1999.

    Income before federal income taxes and extraordinary item increased $0.6 million, or 24.0%, from $2.5 million in 1998 to $3.1 million in 1999. This increase was primarily the result of the significant sales volume increase, explained above, enhanced by the selling, general and administrative expense improvement, also explained above.

    The extraordinary item explained in the 1998 compared to 1997 analysis below was not repeated in 1999.

    Preferred stock dividend and accretion increased $0.5 million from $0.1 million in 1998 to $0.6 million in 1999. This increase was due to a full year of preferred stock dividend and accretion in 1999 as compared to only fourth quarter costs in 1998. Preferred stock dividend and accretion was related to the 8.0% Series A Redeemable Preferred Stock which was issued on September 30, 1998 as part of the Refinancing Transaction (as defined below).

    The Company's net income applicable to common shares was $1.4 million, or $1.14 per share (basic and diluted) for the year ended December 31, 1999 compared to $1.1 million, or $0.61 per share (basic and diluted) in 1998, an increase of 86.9% per share (both basic and diluted). The increase is attributable to the sales volume increase and costs as described above.

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

    Selling, general and administrative expenses increased $0.2 million, or 4.6%, from $5.5 million in 1997 to $5.7 million in 1998. The increase was primarily a result of higher payroll and benefit costs associated with office and customer service personnel, which were partially offset by amortization costs related to the 1996 spin-off being charged to income as an extraordinary item instead of as an administrative expense.

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

LIQUIDITY; CAPITAL RESOURCES

    Zimmerman's net sales have increased from $23.9 million in 1992 to $54.5 million in 1999. During periods of sales growth, Zimmerman typically experiences increases in accounts receivable, inventories, trade payables and backlog and, as a result, increases its investment in operating working capital (defined as accounts receivable plus inventories, less accounts payable, accrued expenses and customer deposits).

    In 1999, while sales increased by over 12.0%, operating working capital decreased $0.6 million from $18.2 million in 1998 to $17.6 million in 1999, or 3.3%. This decrease was almost entirely attributable to reductions in inventory, which decreased $0.7 million due to a concerted initiative by management to reduce inventory levels. Customer deposits increased by $0.4 million in 1999, while accounts receivable declined by $0.1 million and accruals also declined by $0.4 million.

    Zimmerman's backlog, which consists primarily of blanket purchase orders from customers for sign products which the customer has not yet released for shipment to retail locations, decreased from $26.4 million at December 31, 1998 to $20.2 million at December 31, 1999. Approximately 7% of backlog consists of orders for sign installation services, while most of the remainder consists of orders for manufactured products covered by blanket purchase orders for which the customer has not yet requested delivery. Zimmerman's customers typically place orders for very large dollar amounts; therefore, backlog statistics can change significantly within short periods of time.

    During 1999, cash flows provided by operating activities were $3.3 million. Zimmerman utilized $0.9 million on capital expenditures, paid $0.5 million in preferred dividends, purchased treasury stock for $0.7 million and made net repayments of $1.2 million of long-term debt. These cash flows from operations and identified cash requirements resulted in cash remaining unchanged at $0.1 million.

    In 1999, capital projects to reduce product costs, improve product quality, increase manufacturing efficiency and operating flexibility and expand production capacity resulted in expenditures of $0.9 million, compared with $0.5 million in 1998. At December 31, 1999, there were no material commitments for capital expenditures, although management expects similar or greater projects in the future. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

    During January 1999, the Company purchased 357,143 shares of its common stock from its largest stockholder at a cost of $625,000 in cash and 6,250 shares of the Company's 6% Series C Preferred Stock, which has a liquidation and redemption value of $625,000. Additionally, the Company purchased 228,000 shares of its common stock from an officer of the Company at a cost of $98,000 in cash and 7,000 shares of the Company's 6% Series B Preferred Stock, which has a liquidation and redemption value of $700,000. The Series B and Series C Preferred Stock are subordinate to the Company's Series A Preferred Stock. The Company had 1,269,549 shares of common stock outstanding immediately following the aforementioned stock purchases. In connection with the aforementioned stock purchases, the Company cancelled 343,655 of its outstanding warrants. The cancelled warrants were not included in the determination of the Notes and Series A Preferred Stock carrying values as cancellation was intended under the conditions of the Agreement. At December 31, 1999, common shares outstanding assuming exercise of the outstanding options (including 35,921 options that have not yet been granted) and warrants would be 2,308,808.

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

    At December 31, 1999, the Company had borrowed $14.9 million under its $17.0 million revolving credit facility. At December 31, 1999, $4.4 million of the $6.5 million senior term loans and $4.0 million of the subordinated term loan were outstanding. Zimmerman believes that its credit facilities will satisfy its planned operational requirements for 2000. The Company intends to explore the possibility of obtaining equity from public or private financings. The Company completed the Refinancing Transaction on September 30, 1998. Further, the Company has examined and continues to explore alternative capital sources in addition to the transaction described above; however, there can be no assurance that any further equity financing can be obtained on terms acceptable to the Company.

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

YEAR 2000 CONSIDERATIONS

    The Company uses and relies on a wide variety of information technologies, computer systems and manufacturing equipment containing computer-related components. The Company did not experience any business interruptions related to the Year 2000 Issue. The Company is continuing to monitor its computer systems and equipment and expects that the Year 2000 Issue will not have a material adverse effect on its business, financial condition or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company has an interest rate collar agreement that is used to reduce the potential impact of fluctuations in interest rates on floating-rate long-term debt. A one percent change in interest rates on floating rate long-term debt above the floor or ceiling rates contained in the interest rate collar agreements would impact interest expense by approximately $0.2 million. The Company believes it has no other instruments subject to any significant interest rate risk, foreign currency exchange risk, commodity price risk or other significant market risk.

                             ZIMMERMAN SIGN COMPANY
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report................................     16
Balance Sheets as of December 31, 1999 and 1998.............     17
Statements of Operations for three years ended December 31,
  1999......................................................     18
Statements of Stockholders' Deficit for three years ended
  December 31, 1999.........................................     19
Statements of Cash Flows for three years ended December 31,
  1999......................................................     20
Notes to Financial Statements...............................     21

SCHEDULE
Schedule 1--Valuation and Qualifying Accounts for
  three years ended December 31, 1999.......................     30

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors

Zimmerman Sign Company:

    We have audited the accompanying balance sheets of Zimmerman Sign Company as of December 31, 1999 and 1998, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the financial statements, we also have audited the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zimmerman Sign Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          [/S/ KPMG LLP]

Dallas, Texas
February 4, 2000

                             ZIMMERMAN SIGN COMPANY
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                 1999          1998
                                                              -----------   ----------
                           ASSETS
Current assets:
  Cash......................................................  $   113,914      126,339
  Accounts receivable, net of allowance for doubtful
    accounts of $100,000 in 1999 and 1998 (note 11).........   10,139,711   10,190,998
  Inventories (note 2)......................................   16,081,386   16,771,487
  Prepaids and other current assets.........................      147,828      198,083
  Deferred tax assets (note 8)..............................      529,911      618,927
                                                              -----------   ----------
    Total current assets....................................   27,012,750   27,905,834
Property, plant and equipment, net (note 3).................    3,353,990    2,957,926
Other assets................................................      234,140      431,678
Deferred tax assets (note 8)................................           --       11,148
                                                              -----------   ----------
                                                              $30,600,880   31,306,586
                                                              ===========   ==========
           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current installments of long-term debt (note 4)...........  $ 1,219,000    1,167,000
  Accounts payable..........................................    6,179,551    6,607,601
  Accrued expenses..........................................    1,610,358    1,806,837
  Income taxes payable......................................       81,228      262,070
  Customer deposits.........................................      789,452      381,289
                                                              -----------   ----------
    Total current liabilities...............................    9,879,589   10,224,797
                                                              -----------   ----------
Deferred tax liability (note 8).............................       40,318           --
Long-term debt, excluding current installments (note 4):
  Bank debt.................................................   18,083,695   19,313,500
  Subordinated notes........................................    3,933,546    3,921,988
                                                              -----------   ----------
    Total long-term debt....................................   22,017,241   23,235,488
                                                              -----------   ----------
Redeemable preferred stock (note 4):
  8% Series A, $.01 par value, redemption value of
    $5,250,000; 52,500 shares authorized, issued and
    outstanding.............................................    4,601,904    4,505,889
  6% Series B, $.01 par value, redemption value of $700,000;
    7,000 shares authorized, issued and outstanding.........      700,000           --
  6% Series C, $.01 par value, redemption value of $625,000;
    6,250 shares authorized, issued and outstanding.........      625,000           --
                                                              -----------   ----------
    Total redeemable preferred stock........................    5,926,904    4,505,889
                                                              -----------   ----------
Stockholders' deficit (notes 5 and 6):
  Common stock, $.01 par value. Authorized 15,000,000
    shares; issued 1,854,692 shares; outstanding 1,269,549
    shares in 1999 and 1,854,692 in 1998....................       18,547       18,547
  Additional paid-in capital................................      478,647      574,662
  Accumulated deficit.......................................   (5,712,366)  (7,252,797)
  Treasury stock, at cost; 585,143 common shares............   (2,048,000)          --
                                                              -----------   ----------
    Total stockholders' deficit.............................   (7,263,172)  (6,659,588)
Commitments and contingencies (notes 7 and 12)
                                                              -----------   ----------
                                                              $30,600,880   31,306,586
                                                              ===========   ==========

                See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY
                            STATEMENTS OF OPERATIONS
                      THREE YEARS ENDED DECEMBER 31, 1999

                                                             1999          1998         1997
                                                          -----------   ----------   ----------
Net sales (note 11).....................................  $54,505,527   48,619,408   44,047,109
Cost of goods sold......................................   43,588,577   38,075,791   34,691,459
                                                          -----------   ----------   ----------
  Gross profit..........................................   10,916,950   10,543,617    9,355,650
Selling, general and administrative expenses............    5,526,772    5,722,514    5,469,949
Interest expense........................................    2,271,010    2,298,915    2,419,178
                                                          -----------   ----------   ----------
  Income before federal income taxes
    and extraordinary item..............................    3,119,168    2,522,188    1,466,523
Federal income taxes (note 8)...........................    1,081,198      896,027      517,186
                                                          -----------   ----------   ----------
  Income before extraordinary item......................    2,037,970    1,626,161      949,337
Extraordinary item--debt restructure (net of income tax
  benefit of $35,120) (note 4)..........................           --      369,007           --
                                                          -----------   ----------   ----------
  Net income............................................    2,037,970    1,257,154      949,337
Preferred stock dividend and accretion (note 4).........      593,554      129,003           --
                                                          -----------   ----------   ----------
  Net income applicable to common stock.................  $ 1,444,416    1,128,151      949,337
                                                          ===========   ==========   ==========
Basic and diluted net income per share (note 1(l)):
  Income before extraordinary item......................  $      1.14         0.81         0.51
  Extraordinary item....................................           --        (0.20)          --
                                                          -----------   ----------   ----------
    Net income..........................................  $      1.14         0.61         0.51
                                                          ===========   ==========   ==========

                See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                      THREE YEARS ENDED DECEMBER 31, 1999

                                   COMMON STOCK
                              ----------------------   ADDITIONAL                                  TOTAL
                              OUTSTANDING               PAID-IN     ACCUMULATED    TREASURY    STOCKHOLDERS'
                                SHARES       AMOUNT     CAPITAL       DEFICIT       STOCK         DEFICIT
                              -----------   --------   ----------   -----------   ----------   -------------
Balances at December 31,
  1996......................   1,854,692    $18,547           --    (9,881,323)           --    (9,862,776)
Contribution of deferred tax
  assets (note 8)...........          --         --           --       527,035            --       527,035
Net income..................          --         --           --       949,337            --       949,337
                               ---------    -------      -------    ----------    ----------    ----------
Balances at December 31,
  1997......................   1,854,692     18,547           --    (8,404,951)           --    (8,386,404)
Issuance of warrants (note
  4)........................          --         --      598,665            --            --       598,665
Net income..................          --         --           --     1,257,154            --     1,257,154
Preferred stock dividend....          --         --           --      (105,000)           --      (105,000)
Accretion of preferred stock
  (note 4)..................          --         --      (24,003)           --            --       (24,003)
                               ---------    -------      -------    ----------    ----------    ----------
Balances at December 31,
  1998......................   1,854,692     18,547      574,662    (7,252,797)           --    (6,659,588)
Net income..................          --         --           --     2,037,970            --     2,037,970
Purchase of treasury
  stock.....................    (585,143)        --           --            --    (2,048,000)   (2,048,000)
Preferred stock dividend....          --         --           --      (497,539)           --      (497,539)
Accretion of preferred stock
  (note 4)..................          --         --      (96,015)           --            --       (96,015)
                               ---------    -------      -------    ----------    ----------    ----------
Balances at December 31,
  1999......................   1,269,549    $18,547      478,647    (5,712,366)   (2,048,000)   (7,263,172)
                               =========    =======      =======    ==========    ==========    ==========

                See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY
                            STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1999

                                                            1999          1998          1997
                                                         -----------   -----------   -----------
Cash flows from operating activities:
  Net income                                             $ 2,037,970     1,257,154       949,337
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Extraordinary item--debt restructure...............           --       369,007            --
    Depreciation and amortization......................      614,745       711,490       862,375
    Deferred income taxes..............................      140,482       (55,528)      (47,512)
    Changes in operating assets and liabilities:
      Accounts receivable..............................       51,287       195,832      (245,927)
      Inventories......................................      690,101    (2,176,253)     (987,476)
      Prepaids and other current assets................      163,300      (159,512)     (101,406)
      Receivable from Holdings.........................           --            --       126,453
      Customer deposits................................      408,163      (645,545)      268,197
      Accounts payable and accrued expenses............     (805,371)      491,007     1,652,421
                                                         -----------   -----------   -----------
        Net cash provided by (used in) operating
          activities...................................    3,300,677       (12,348)    2,476,462
                                                         -----------   -----------   -----------
Cash flows from investing activities:
  Purchases of property, plant and equipment...........     (926,316)     (520,438)     (497,929)
  Proceeds on sales of property, plant and equipment...           --            --        88,662
                                                         -----------   -----------   -----------
        Net cash used in investing activities..........     (926,316)     (520,438)     (409,267)
                                                         -----------   -----------   -----------
Cash flows from financing activities:
  Dividends paid.......................................     (497,539)   (1,105,000)           --
  Proceeds from revolving line of credit...............    2,668,000     4,500,000    21,525,000
  Issuance of subordinated debt and related warrants...       11,558     4,000,000            --
  Proceeds from term loans.............................      260,000     5,500,000            --
  Payments on revolving line of credit.................   (2,918,000)   (2,150,000)  (22,425,000)
  Payments on term loans...............................   (1,187,805)     (194,500)           --
  Payments on long-term notes..........................           --   (14,830,000)   (1,170,000)
  Issuance of preferred stock and related warrants.....           --     5,250,000            --
  Payments for treasury stock..........................     (723,000)           --            --
  Issuance costs related to preferred stock............           --      (250,310)           --
  Issuance costs related to subordinated debt..........           --      (190,743)           --
                                                         -----------   -----------   -----------
        Net cash provided by (used in) financing
          activities...................................   (2,386,786)      529,447    (2,070,000)
                                                         -----------   -----------   -----------
Net decrease in cash...................................      (12,425)       (3,339)       (2,805)
Cash at beginning of year..............................      126,339       129,678       132,483
                                                         -----------   -----------   -----------
Cash at end of year....................................  $   113,914       126,339       129,678
                                                         ===========   ===========   ===========

                See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

(1) GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) GENERAL INFORMATION

    Zimmerman Sign Company (the Company) became a publicly-owned company on December 31, 1996. Prior to that date, the Company was a majority-owned subsidiary of Zimmerman Holdings, Inc. (Holdings). Holdings was a subsidiary of Independence Holding Company (IHC). The Company's common stock is registered with the Securities and Exchange Commission and quoted on the National Association of Securities Dealers Over the Counter Bulletin Board. The Company is a manufacturer of commercial exterior signs with its manufacturing operations located in East Texas. The Company's customers, consisting primarily of petroleum retailers, automotive retailers, general retailers and financial institutions, are principally located in North America.

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

    Property, plant and equipment are depreciated and amortized using the straight-line method over the following estimated useful lives of the respective assets or lease terms, if shorter:

                                                              ESTIMATED LIFE
                                                                (IN YEARS)
                                                              --------------
Building....................................................          25
Manufacturing equipment.....................................       5 - 8
Transportation equipment....................................       3 - 7
Leasehold improvements......................................      5 - 15
Office furniture and equipment..............................       3 - 8

    (D) OTHER ASSETS

    Other assets are recorded at cost and consist primarily of deposits and deferred loan costs. Deferred loan costs are amortized over the term of the related loans using the interest method.

    (E) REVENUE RECOGNITION

    Revenue is recognized upon the shipment of product unless installation is required, in which case revenue is recognized when the installation is complete. Sales returns and allowances are not significant.

    (F) INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1999 AND 1998

(1) GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)
    operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (G) STOCK OPTION PLAN

    The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded only if the current market price of the underlying stock exceeded the exercise price on the date of grant. The Company also provides pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

    (H) STATEMENTS OF CASH FLOWS

    The Company paid $2,221,608, $2,321,344 and $2,335,890 for interest in 1999,
    1998 and 1997, respectively. Additionally, the Company paid $1,121,865, $737,210 and $486,000 for income taxes in 1999, 1998 and 1997, respectively. (See note 4 for non-cash financing activities.)

    (I) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

    The estimated fair values of the secured revolving line of credit, secured term notes and the subordinated notes approximate their carrying values at December 31, 1999 and 1998.

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

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1999 AND 1998

(1) GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)
    (L) NET INCOME PER SHARE

    Basic earnings per share (EPS) is computed by dividing income applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. Income applicable to common stock gives effect to preferred stock dividends and accretion of preferred stock for the difference between carrying value and liquidation preference.

    Shares used in calculating basic and diluted net income per share are as follows at December 31, 1999, 1998 and 1997:

                                                1999        1998        1997
                                              ---------   ---------   ---------
Weighted-average common shares
  outstanding...............................  1,269,549   1,854,692   1,854,692
Dilutive securities--common stock options...        455       9,546       1,200
                                              ---------   ---------   ---------
Weighted-average common and potentially
  dilutive shares outstanding...............  1,270,004   1,864,238   1,855,892
                                              =========   =========   =========

    Stock options and warrants totaling 916,059 shares in 1999 and 1,263,714 shares in 1998 were excluded from the 1999 and 1998 net income per share calculations, respectively, as they were antidilutive. There were no antidilutive options or warrants during 1997.

    (M) RECLASSIFICATIONS

    Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

(2) INVENTORIES

    A summary of inventories at December 31, 1999 and 1998 follows:

                                                        1999          1998
                                                     -----------   -----------
Raw materials......................................  $ 4,282,948     6,395,734
Work in process....................................    7,326,518     7,139,441
Finished goods.....................................    4,471,920     3,236,312
                                                     -----------   -----------
                                                     $16,081,386    16,771,487
                                                     ===========   ===========

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1999 AND 1998

(3) PROPERTY, PLANT AND EQUIPMENT

    A summary of property, plant and equipment at December 31, 1999 and 1998 follows:

                                                          1999         1998
                                                       ----------   ----------
Land.................................................  $  262,930      262,930
Building.............................................   1,587,312    1,587,312
Manufacturing equipment..............................   2,693,086    2,733,752
Transportation equipment.............................      81,890      120,549
Leasehold improvements...............................   1,997,313    1,474,343
Office furniture and equipment.......................   1,824,915    1,962,187
                                                       ----------   ----------
                                                        8,447,446    8,141,073
Less accumulated depreciation and amortization.......   5,093,456    5,183,147
                                                       ----------   ----------
                                                       $3,353,990    2,957,926
                                                       ==========   ==========

(4) LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

    Long-term debt consists of the following at December 31, 1999 and 1998:

                                                        1999          1998
                                                     -----------   -----------
Secured revolving line of credit with a bank, due
  September 30, 2001, monthly interest at prime
  plus .25% or LIBOR plus 2.75% (8.75% to 8.88% at
  December 31, 1999)...............................  $14,925,000    15,175,000
Secured term notes payable to a bank, due between
  October 1, 2002 and October 1, 2005, monthly
  payments of $97,250 plus interest at prime plus
  .25% to 1.5% or LIBOR plus 2.75% to 4.0% (8.75%
  to 8.88% at December 31, 1999)...................    4,377,695     5,305,500
Subordinated notes, $4,000,000 principal amount,
  due September 30, 2005, interest payable
  quarterly at 12%, quarterly payments of principal
  of $500,000 due beginning September 30, 2003 net
  of discount of $66,454...........................    3,933,546     3,921,988
                                                     -----------   -----------
                                                      23,236,241    24,402,488
Less current installments..........................    1,219,000     1,167,000
                                                     -----------   -----------
                                                     $22,017,241    23,235,488
                                                     ===========   ===========

    On September 30, 1998, the Company entered into new credit facilities with its existing lender totaling $23,500,000 (of which $14,925,000 is outstanding on the revolving credit line and $4,377,695 is outstanding on the term notes at December 31, 1999) to replace an existing credit facility.

    Also, on September 30, 1998, the Company entered into a Senior Subordinated Note, Preferred Stock and Warrant Purchase Agreement (the Agreement) with Bank of America Capital Investors and certain members of Company management pursuant to which the Company issued $4,000,000 of

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1999 AND 1998

(4) LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK (CONTINUED) senior subordinated notes (Notes) and 52,500 shares of 8% Series A Preferred Stock, which has a liquidation and redemption value of $5,250,000 and is mandatorily redeemable on September 30, 2006 (Refinancing Transaction). The Series A Preferred Stock is also redeemable at the option of the Company and if redeemed prior to September 30, 2003, the redemption value would increase between 1% and 5%. In connection with the issuance of the Notes and Series A Preferred Stock, the Company issued warrants representing the right to purchase up to 37% of the Company's common stock (161,880 warrants related to the Notes and 1,036,034 warrants related to the Series A Preferred Stock) at an exercise price of $3.79 per share, the approximate market price of the common stock at the transaction date. The carrying values of the Notes and Series A Preferred Stock were reduced to reflect the estimated fair value of the warrants, $0.70 per share, which has been included in additional paid-in capital. Additionally, Series A Preferred Stock issuance costs of $250,310 were netted against the proceeds received upon issuance and the subordinated debt issuance costs of $190,743 are included in other assets and are being amortized over the term of the related debt. The Notes and Series A Preferred Stock are being accreted from their current carrying values to their redemption values over the lives of the respective instruments using the interest method.

    During January 1999, the Company purchased 357,143 shares of its common stock from its largest stockholder at a cost of $625,000 in cash and 6,250 shares of the Company's 6% Series C Preferred Stock, which has a liquidation and redemption value of $625,000. Additionally, the Company purchased 228,000 shares of its common stock from an officer of the Company at a cost of $98,000 in cash and 7,000 shares of the Company's 6% Series B Preferred Stock, which has a liquidation and redemption value of $700,000. The Series B and Series C Preferred Stock are subordinate to the Company's Series A Preferred Stock. The Company had 1,269,549 shares of common stock outstanding immediately following the aforementioned stock purchases. In connection with the aforementioned stock purchases, the Company cancelled 343,655 of its outstanding warrants. The cancelled warrants were not included in the determination of the Notes and Series A Preferred Stock carrying values as cancellation was intended under the conditions of the Agreement. At December 31, 1999, common shares outstanding assuming exercise of the outstanding options (including 35,921 options that have not yet been granted) and warrants would be 2,308,808.

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

    The credit agreements related to the revolving line of credit and term notes and subordinated notes contain certain restrictive covenants, including restrictions on additional indebtedness, investments in or advances to others, acquisitions of other businesses, declaration and payment of dividends and repurchase of capital stock. The revolving line of credit and term notes payable are secured by all of the Company's assets including inventory and accounts receivable.

    The Company has limited involvement with derivative financial instruments and uses them principally to manage well-defined interest rate risks. Interest rate collar agreements are used to reduce the potential impact of fluctuations in interest rates on floating-rate long-term debt. At December 31,

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1999 AND 1998

(4) LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK (CONTINUED)
    1999, the Company has one three-year interest rate collar agreement for notional amounts aggregating $10,000,000. The agreements entitle the Company to receive or pay the counterparty (a major bank) on a quarterly basis, the amount, if any, by which the Company's interest rates on floating-rate long-term debt exceed or are less than the ceiling or floor rates (reset quarterly) under the agreements. The net amounts paid by the Company during the years ended December 31, 1999 and 1998 were not material to the financial statements.

    The aggregate maturities of long-term debt are as follows:

                        YEAR ENDING
                        DECEMBER 31,
                        ------------
2000........................................................  $ 1,219,000
2001........................................................   16,144,000
2002........................................................    1,021,028
2003........................................................    1,337,000
2004 and thereafter.........................................    3,515,213
                                                              -----------
                                                              $23,236,241
                                                              ===========

(5) STOCKHOLDERS' DEFICIT

    During the year ended December 31, 1996, the Company declared a dividend to its stockholders of $19,701,000. At December 31, 1997, $1,000,000 of the dividend was unpaid due to restrictive covenants of the subordinated notes and, accordingly, was presented as a payable in the accompanying balance sheet. On September 30, 1998, the Company paid the dividend as part of the Refinancing Transaction (see note 4).

(6) STOCK OPTIONS

    In November 1996, the Company adopted a stock option plan (the Plan) under which 185,000 shares of common stock are reserved for issuance at exercise prices which are equal to the market value of the common stock at the date of grant. The Plan provides for the grant of incentive stock options to employees, officers and directors. The Company did not grant options in 1999. During 1998 and 1997, the Company granted options to acquire 61,800 shares and 87,279 shares of common stock at $3.79 and $3.42 per share, respectively. The options granted during 1998 vest over a period of 4 years and expire 5 years after the date of grant. The options granted during 1997 are fully vested and can be exercised at any time through 2005. No options were exercised during 1999, 1998 and 1997.

    The per share weighted-average fair value of stock options granted during 1998 and 1997 was $1.14 and $1.27, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 5.10% in 1998 and 6.59% in 1997, and an expected volatility of 21% over the life of the options.

    The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1999 AND 1998

(6) STOCK OPTIONS (CONTINUED)
    SFAS No. 123, the Company's net income and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                                              1999         1998         1997
                                           ----------   ----------   ----------
Net income:
  As reported............................  $2,037,970    1,257,154      949,337
  Pro forma..............................   2,026,075    1,247,553      876,180
Diluted net income per share:
  As reported............................        1.14          .61          .51
  Pro forma..............................        1.13          .60          .47

(7) LEASES

    The Company has noncancelable operating leases, primarily for office and plant facilities in Dallas, Jacksonville and Tyler, Texas, that expire on various dates through 2004. The operating leases contain options at the end of the lease terms to extend the leases at the then fair rental value for a period of up to five years.

    Future minimum lease payments and sublease receipts under operating lease commitments with initial or noncancelable terms in excess of one year, at inception, as of December 31, 1999 follow:

                                                         OPERATING    OPERATING
                      YEAR ENDING                          LEASE      SUBLEASE
                     DECEMBER 31,                         PAYMENTS    RECEIPTS
                     ------------                        ----------   ---------
2000...................................................  $  674,191     27,000
2001...................................................     470,245         --
2002...................................................     362,632         --
2003...................................................     142,092         --
2004 and thereafter....................................      63,417         --
                                                         ----------    -------
  Total................................................  $1,712,577     27,000
                                                         ==========    =======

    Total rental expense for operating leases was approximately $711,000 in 1999, $574,000 in 1998 and $346,000 in 1997. Total sublease rental income for operating leases was approximately $65,000 in 1999, 1998 and 1997.

(8) INCOME TAXES

    In conjunction with the spin-off of the Company from its former parent, Holdings, on December 31, 1996, deferred tax assets of $527,035, formerly recorded by Holdings on its financial statements, became available to the Company and were recorded as a reduction of accumulated deficit on January 1, 1997.

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1999 AND 1998

(8) INCOME TAXES (CONTINUED)
    Income tax expense for the years ended December 31, 1999, 1998 and 1997 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before federal income taxes and extraordinary item as a result of the following:

                                                   1999        1998       1997
                                                ----------   --------   --------
Computed "expected" tax expense...............  $1,060,517   857,544    498,618
Nondeductible meals and entertainment
  expenses....................................       7,672     5,791      8,206
Other.........................................      13,009    32,692     10,362
                                                ----------   -------    -------
                                                $1,081,198   896,027    517,186
                                                ==========   =======    =======

    The components of federal income tax expense for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                   1999        1998       1997
                                                ----------   --------   --------
Current expense...............................  $  940,716   951,555    564,698
Deferred expense (benefit)....................     140,482   (55,528)   (47,512)
                                                ----------   -------    -------
                                                $1,081,198   896,027    517,186
                                                ==========   =======    =======

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1999 and 1998 are presented below:

                                                            1999       1998
                                                          --------   --------
Accounts receivable allowance for doubtful accounts.....  $ 34,000     34,000
Inventories, principally due to differences of inventory
  capitalization for tax purposes.......................   396,772    485,771
Accrued vacation........................................    99,139     99,156
Property, plant and equipment, principally due to
  differences in depreciation...........................   (40,318)    11,148
                                                          --------   --------
                                                          $489,593    630,075
                                                          ========   ========

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that realization of some portion or all of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

(9) EMPLOYEE BENEFITS

    The Company makes payments to a multi-employer retirement plan for certain employees in accordance with the bargaining unit contracts. Under the terms of the union contracts, the Company is obligated to contribute 3% of gross wages paid to covered employees. Total expense paid for

                             ZIMMERMAN SIGN COMPANY

                           DECEMBER 31, 1999 AND 1998

(9) EMPLOYEE BENEFITS (CONTINUED)
    employees represented by the bargaining units was approximately $279,000 in 1999, $220,000 in 1998 and $180,000 in 1997.

    In August 1995, the Company began sponsoring a retirement plan in accordance with Section 401(k) of the Internal Revenue Code that allows substantially all employees not covered by collective bargaining agreements to participate. The Company's contribution to the retirement plan is determined based on 50% of each dollar an employee contributes with a maximum of 3% of gross wages per employee. Contributions were approximately $71,000 in 1999, $58,000 in 1998 and $63,000 in 1997.

(10) RELATED PARTY TRANSACTIONS

    Included in long-term debt is approximately $779,000 of subordinated notes due to certain members of Company management.

(11) CONCENTRATIONS OF RISK

    The Company has certain customers, primarily in the petroleum retailing and automotive manufacturing industries, which individually account for greater than 10% of net sales in 1999, 1998 and 1997. In 1999, the Company had three such customers accounting for approximately $7,800,000, $6,900,000 and $5,200,000 of net sales. In 1998, the Company had three such customers accounting for approximately $7,500,000, $6,000,000 and $5,600,000 of net sales. In 1997, the Company had two such customers accounting for approximately $9,500,000 and $5,800,000 of net sales. Additionally, accounts receivable from one customer exceeded 10% of total accounts receivable at December 31, 1998.

(12) CONTINGENCIES

    The Company is a party to various legal proceedings arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome will not have a materially adverse effect on the Company's financial position, results of operations or liquidity.

                                                                      SCHEDULE 1

                             ZIMMERMAN SIGN COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED DECEMBER 31, 1999

                                                                ADDITIONS
                                                  BALANCE AT    CHARGED TO                    BALANCE AT
                                                 BEGINNING OF   COSTS AND                       END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS                     PERIOD       EXPENSES    DEDUCTIONS (A)     PERIOD
-------------------------------                  ------------   ----------   --------------   ----------
Year ended December 31, 1999...................    $100,000       2,672          (2,672)        100,000
Year ended December 31, 1998...................     100,000       9,176          (9,176)        100,000
Year ended December 31, 1997...................     100,000       7,965          (7,965)        100,000

------------------------

(A) Write-off of uncollectible accounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item is incorporated by reference from the sections entitled "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders. Information about Executive Officers of the Company is included in Item 1 of
Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this Item is incorporated by reference from the section entitled "Executive Compensation" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item is incorporated by reference from the section entitled "Principal Stockholders" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item is incorporated by reference from the section entitled "Related Party Transactions" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)                  Financial Statements: See Index to Financial Statements and
                        Schedule 1 on page 15.
(a)(2)                  Financial Statement Schedule: See Index to Financial
                        Statements and Schedule 1 on page 15.
(a)(3)                  Exhibits: See Exhibit Index on page 32.
(b)                     Reports on Form 8-K: No report on Form 8-K was filed during the quarter ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                                                                   ZIMMERMAN SIGN COMPANY
                                                                        (REGISTRANT)

                                                       By:            /s/ DAVID E. ANDERSON
                                                            -----------------------------------------
                                                                        David E. Anderson
                                                                             CHAIRMAN
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

                                                       By:            /s/ JEFFREY P. JOHNSON
                                                            -----------------------------------------
                                                                        Jeffrey P. Johnson
                                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 29th day of March, 2000.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                /s/ DAVID E. ANDERSON
     -------------------------------------------       Director, Chairman             March 29, 2000
                  David E. Anderson

                  /s/ TOM E. BONER
     -------------------------------------------       Director, President            March 29, 2000
                    Tom E. Boner

                 /s/ CARL A. GOLDMAN
     -------------------------------------------       Director                       March 29, 2000
                   Carl A. Goldman

                /s/ ANDREA P. JOSELIT
     -------------------------------------------       Director                       March 29, 2000
                  Andrea P. Joselit

                /s/ ROBERT F. PERILLE
     -------------------------------------------       Director                       March 29, 2000
                  Robert F. Perille

                             ZIMMERMAN SIGN COMPANY
                                 EXHIBIT INDEX

       EXHIBIT
         NO.                                       TITLE
---------------------                              -----
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