Form 10-Q
period 2000-03-31
ZIMMERMAN SIGN CO
filed 2000-05-15
CIK 1027138

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended March 31, 2000

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________


Commission File Number: 0-21737

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

(903) 535-7400
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

NOT APPLICABLE
--------------------------------------------------------------------------------
Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest praticable date.

                1,269,549 SHARES OF COMMON STOCK, $0.01 PAR VALUE
--------------------------------------------------------------------------------
                  Common Stock Outstanding as of April 30, 2000

                             ZIMMERMAN SIGN COMPANY

                                      INDEX


PART I - FINANCIAL INFORMATION                                                     PAGE NO.
------------------------------                                                     --------

Item 1.  Financial Statements  (Unaudited)

              Balance Sheets as of March 31, 2000 and December 31, 1999...............  1

              Statements of Operations for the three months ended
                  March 31, 2000 and 1999............................................   2

              Statements of Cash Flows for the three months ended March 31, 2000
                  and 1999 ........................................................     3

              Notes to Financial Statements ........................................    4

Item 2.  Management's Discussion and Analysis of Results of Operations
                  and Financial Condition...........................................    5

Item 3. Quantitative and Qualitative Disclosure about Market Risk..................     7

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..........................................     8

              Signatures...........................................................     8

              Exhibit Index .......................................................     9

                             ZIMMERMAN SIGN COMPANY
                                 Balance Sheets
                      March 31, 2000 and December 31, 1999
                                   (Unaudited)

                                                                                    2000                  1999
                                                                            ------------------     -------------------
                           ASSETS
Current assets:

   Cash                                                                            $ 12,189                $113,914
   Accounts receivable, net of allowance for doubtful accounts
     of $100,000 in 2000 and 1999                                                10,228,927              10,139,711
   Inventories                                                                   16,080,632              16,081,386
   Prepaids and other current assets                                                155,464                 147,828
   Deferred tax assets                                                              692,951                 529,911
                                                                            ------------------     -------------------
                           Total current assets                                  27,170,163              27,012,750
                                                                            ------------------     -------------------
Property, plant and equipment, net                                                3,365,358               3,353,990
Other assets                                                                        198,468                 234,140
                                                                            ------------------     -------------------
                                                                                $30,733,989             $30,600,880
                                                                            ==================     ===================
            LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current installments of long-term debt                                        $1,219,000              $1,219,000
   Accounts payable                                                               6,100,733               6,179,551
   Accrued expenses                                                               1,277,899               1,610,358
   Income taxes payable                                                             187,826                  81,228
   Customer deposits                                                              1,475,480                 789,452
                                                                            ------------------       -----------------
                           Total current liabilities                             10,260,938               9,879,589
                                                                            ------------------       -----------------
Deferred tax liability                                                               48,824                  40,318
Long-term debt, excluding current installments:
   Bank debt                                                                     17,923,195              18,083,695
   Subordinated notes                                                             3,936,435               3,933,546
                                                                            ------------------       -----------------
                           Total long-term debt                                  21,859,630              22,017,241
                                                                            ------------------       -----------------

Redeemable preferred stock:
   8% Series A, $.01 par value, redemption value of
     $5,250,000; 52,500 shares authorized, issued and
     outstanding                                                                  4,625,907               4,601,904
   6% Series B, $.01 par value, redemption value of $700,000;
     7,000 shares authorized, issued and outstanding                                700,000                 700,000
   6% Series C, $.01 par value, redemption value of $625,000;
     6,250 shares authorized, issued and outstanding                                625,000                 625,000
                                                                            ------------------       -----------------
                           Total redeemable preferred stock                       5,950,907               5,926,904
                                                                            ------------------       -----------------

Stockholders' deficit:
   Common stock, $.01 par value. Authorized 15,000,000
     shares; issued 1,854,692 shares; outstanding 1,269,549
     Shares                                                                          18,547                  18,547
   Additional paid in capital                                                       454,644                 478,647
   Accumulated deficit                                                           (5,811,501)             (5,712,366)
   Treasury stock, at cost, 585,143 common shares                                (2,048,000)             (2,048,000)
                                                                            ------------------       -----------------
                           Total stockholders' deficit                           (7,386,310)             (7,263,172)
                                                                            ------------------       -----------------
                                                                                $30,733,989             $30,600,880
                                                                            ==================       =================

See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY
                            Statements of Operations
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)



                                                                 Three Months Ended
                                                                     March 31,
                                                      -----------------------------------
                                                         2000                    1999
                                                      ------------           ------------

Net sales                                             $ 12,008,268           $ 12,005,898

Cost of goods sold                                       9,825,597              9,549,537
                                                      ------------           ------------

  Gross profit                                           2,182,671              2,456,361

Selling, general and administrative expenses             1,553,576              1,494,506

Interest expense, net                                      570,093                583,941
                                                      ------------           ------------

  Income before income taxes                                59,002                377,914

Income taxes                                                33,261                132,214
                                                      ------------           ------------

  Net income                                                25,741                245,700

Preferred stock dividend and accretion                     148,879                124,004
                                                      ------------           ------------

  Net income (loss) applicable to
  common stock                                        $   (123,138)          $    121,696
                                                      ============           ============

Basic and diluted net income (loss)
  Per common share                                    $      (0.10)          $       0.10
                                                      ============           ============



See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY
                            Statements of Cash Flows
                   Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)



                                                                              2000            1999
                                                                            ---------       ---------
Cash flows from operating activities:
     Net Income                                                              $ 25,741        $245,700
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                          127,315         149,560
       Provision for losses on accounts receivable                                  -          12,420
       Deferred income tax benefit                                           (154,534)        (31,260)

       Changes in operating assets and liabilities:
         Accounts receivable                                                  (89,216)        316,829
         Inventories                                                              754        (824,479)
         Prepaids and other current assets                                     (7,636)       (149,593)
         Other assets                                                          21,132          36,778
         Accounts payable and accrued expenses                               (304,679)       (196,681)
         Customer deposits                                                    686,028         669,814
                                                                            ---------       ---------
                  Net cash provided by operating activities                   304,905         229,088
                                                                            ---------       ---------

Cash flows used in investing activities - purchases of property, plant
     And equipment                                                           (121,255)       (167,249)
                                                                            ---------       ---------

Cash flows from financing activities:
     Net borrowings (payments) on revolving line of credit                   (100,000)        950,000
     Principal payments on long-term debt                                     (60,500)       (291,750)
     Dividends paid                                                          (124,875)       (100,000)
     Purchase of treasury stock                                                     -        (723,000)
                                                                            ---------       ---------
                  Net cash used in financing activities                      (285,375)       (164,750)
                                                                            ---------       ---------

Net decreases in cash                                                        (101,725)       (102,911)

Cash at beginning of period                                                   113,914         126,339
                                                                            ---------       ---------

Cash at end of period                                                         $12,189         $23,428
                                                                            =========       =========


See accompanying notes to financial statements.

                                              ZIMMERMAN SIGN COMPANY
                                           Notes to Financial Statements
                                                  March 31, 2000
                                                    (Unaudited)

1.   Basis of Presentation

     The accompanying financial statements have been prepared by Zimmerman Sign Company (the "Company"), without audit. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2000 and for the three months ended March 31, 2000 and 1999 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report to Stockholders. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

2.   Long-Term Debt

     Long-term debt consists of the following at March 31, 2000 and December 31, 1999:

                                                                              2000                     1999
                                                                           -----------             -----------

         Revolving line of credit with a bank, due September 30, 2001, monthly interest at prime plus .25% or LIBOR plus 2.75%
           (9.25% to 8.14% at March 31, 2000)                              $14,825,000             $14,925,000

         Secured term notes payable to a bank, due between October
           1, 2002, and October 1, 2005, monthly payments of
           $101,583 plus interest at prime plus .25% to 1.5%
           or LIBOR plus 2.75% to 4.0% (9.25% to 10.10% at
           March 31, 2000)                                                   4,317,195               4,377,695

         Subordinated notes, $4,000,000 principal amount, due
           September 30, 2005, interest payable quarterly at 12%,
           quarterly payments of principal of $500,000 due beginning
           September 30, 2003, net of discount of $63,565 at March
           31, 2000 and $66,454 at December 31, 1999                         3,936,435               3,933,546
                                                                           -----------             -----------
                                                                            23,078,630              23,236,241

         Less current installments                                           1,219,000               1,219,000
                                                                           -----------             -----------
                                                                           $21,859,630             $22,017,241
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

     Shares used in calculating basic and diluted net income (loss) per share are as follows:

                                                                             Three Months Ended
                                                                                 March 31,
                                                                     --------------------------------

                                                                         2000                  1999
                                                                     -------------        -----------

     Weighted average common shares outstanding                          1,269,549          1,269,549
     Dilutive securities - common stock options                            --                   4,936
                                                                     ------------         -----------
     Weighted average common and potentially dilutive
         shares outstanding                                              1,269,549          1,274,485
                                                                     =============        ===========

     Stock options and warrants totaling 1,003,338 and 916,059 were excluded from the three months ended March 31, 2000 and 1999 net income (loss) per share calculations, respectively, as they were antidilutive.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE ATTACHED UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO, AND WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, INCLUDING AUDITED FINANCIAL STATEMENTS AND NOTES THERETO FOR THE YEAR ENDED DECEMBER 31, 1999.

The Company's net sales for the three-month period ended March 31, 2000 increased slightly to $12,008,000 from $12,006,000 for the same period last year. This small net sales increase was due primarily to increased sales to automotive customers offset by decreased sales to petroleum and convenience store customers.

The Company's gross profit margin for the three months ended March 31, 2000 decreased to 18.2% from 20.5% for the same period in 1999. The decrease for the three-month period is primarily due to higher direct manufacturing costs including a larger portion of sales related to subcontracted installation efforts which have a lower direct contribution margin along with increased costs related to several large health insurance claims for plant personnel.

Selling, general and administrative expenses were $1,566,000 or 13.0% of net sales for the quarter ended March 31, 2000 compared to $1,495,000 or 12.5% of net sales for the same period in the prior year. The increase is primarily the result of payroll and related cost increases along with health insurance increases associated with several large claims. Such costs were partially offset by lower selling costs and lower depreciation and amortization.

Interest expense decreased slightly to $570,000 for the three-month period ended March 31, 2000 from $584,000 for the same period in the prior year. The decrease was due primarily to lower borrowings offset by higher rates under the Company's revolving line of credit.

Income before income taxes decreased $332,000 to $46,000 for the three month period ended March 31, 2000 compared to $378,000 for the same period in the prior year. This decrease resulted primarily from higher direct cost of sales and general and administrative expenses, as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Operating working capital (defined as accounts receivable plus inventories, less accounts payable, including accrued expenses, income taxes payable and customer deposits) decreased $293,000 to $17,268,000 at March 31, 2000 from $17,561,000 at December 31, 1999. The decrease in operating working capital resulted almost entirely from larger customer deposits which were partially offset by increased accounts receivable, and decreases in accounts payable and accrued expenses. Net cash of $302,000 was provided by operating activities for the three months ended March 31, 2000 compared to $229,000 for the three months ended March 31, 1999. Increased customer deposits were the primary source of cash provided by operating activities, which were partially offset by increases in accounts receivable and decreases in accounts payable and accrued expenses.

Investing activities used $121,000 for the first three months of 2000 as a result of net property and equipment purchases. Financing activities used $282,000 as a result of preferred dividends and net repayments of debt.

The Company's future capital expenditures will relate principally to the acquisition of new machinery and equipment designed to increase productivity and factory efficiency. The Company believes its cash generated from operations and funds available under the senior credit facilities are sufficient for its planned requirements during 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on its outstanding debt. At March 31, 2000, the Company has $19.1 million of debt outstanding under its senior credit facilities which provide for interest to be charged at the prime rate plus a margin of 0.25% to 1.5% or at a LIBOR rate plus a margin of 2.75% to 4.0%. Based on the Company's level of outstanding debt, a 1.0% change in the interest rate would result in a $0.2 million annual change in interest expense. The Company does not own nor is it obligated for other significant debt or equity securities that would be affected by fluctuations in market risk.

The Company has limited involvement with derivative financial instruments and uses them to manage well-defined interest rate risks. Interest rate collar agreements are used to reduce the potential impact of fluctuations in interest rates on floating-rate long-term debt. At March 31, 2000, the Company has a one-year interest rate collar agreement for notional amounts aggregating $15,000,000.

                                     PART II
                                OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K:
         (a)  See Exhibit Index on page 9.
         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 5, 2000.


                             ZIMMERMAN SIGN COMPANY
                                   Registrant



                              /s/Jeffrey P. Johnson
          ------------------------------------------------------------
                     Vice President, Chief Financial Officer
              (Authorized Officer and Principal Financial Officer)

                                  EXHIBIT INDEX

     All of the following exhibits are being or have heretofore been filed with the Commission and are incorporated herein by reference:

Exhibit No.                          Title
-----------                          -----

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