Form 10-Q
period 2000-06-30
ZIMMERMAN SIGN CO
filed 2000-08-14
CIK 1027138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            [X]  Yes        [ ]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              1,269,549  SHARES  OF  COMMON STOCK, $0.01 PAR VALUE
--------------------------------------------------------------------------------
                  Common Stock Outstanding as of July 30, 2000

                             ZIMMERMAN SIGN COMPANY

                                      INDEX


PART  I  -  FINANCIAL  INFORMATION                                      PAGE NO.
----------------------------------                                      --------

Item  1.    Financial  Statements  (Unaudited)

            Balance Sheets as of June 30, 2000 and December 31, 1999         1

            Statements of Operations for the three and six
              months ended June  30,  2000  and  1999                        2

            Statements of Cash Flows for the six  months
              ended  June  30,  2000 and  1999                               3

            Notes  to  Financial  Statements                                 4

Item  2.    Management's Discussion and Analysis of Financial
              Condition and Results  of  Operations                          5

Item  3.    Quantitative and Qualitative Disclosure about Market Risk        8

PART II  -  OTHER  INFORMATION
-------------------------------

Item  4.    Submission of Matters to a Vote of Security Holders              9

Item  6.    Exhibits  and  Reports  on  Form  8-K                            9

              Signatures                                                     9

              Exhibit  Index                                                10

                                  ZIMMERMAN SIGN COMPANY
                                      Balance Sheets
                           June 30, 2000 and December 31, 1999
                                       (Unaudited)

                                                                   2000          1999
                                                               ------------  ------------
                          Assets
                          ------
Current assets:

Cash                                                           $   120,636   $   113,914
Accounts receivable, net of allowance for doubtful accounts
  of $100,000 in 2000 and 1999                                   8,716,737    10,139,711
Inventories                                                     14,376,132    16,081,386
Prepaids and other current assets                                  478,945       147,828
Deferred tax assets                                                570,671       529,911
                                                               ------------  ------------
          Total current assets                                  24,263,121    27,012,750
                                                               ------------  ------------
Property, plant and equipment, net                               3,316,970     3,353,990
Other assets                                                       181,038       234,140
                                                               ------------  ------------
                                                               $27,761,129   $30,600,880
                                                               ============  ============
           Liabilities and Stockholders' Deficit
           -------------------------------------
Current liabilities:
  Current installments of long-term debt                       $ 1,219,000   $ 1,219,000
  Accounts payable                                               5,457,811     6,179,551
  Accrued expenses                                               1,070,410     1,610,358
  Income taxes payable                                                   -        81,228
  Customer deposits                                              1,015,415       789,452
                                                               ------------  ------------
          Total current liabilities                              8,762,636     9,879,589
                                                               ------------  ------------
Deferred tax liability                                              65,170        40,318
Long-term debt, excluding current installments:
   Bank debt                                                    16,538,445    18,083,695
   Subordinated notes                                            3,939,324     3,933,546
                                                               ------------  ------------
          Total long-term debt                                  20,477,769    22,017,241
                                                               ------------  ------------
Redeemable preferred stock:
 8% Series A, $.01 par value, redemption value of
   $5,250,000; 52,500 shares authorized, issued and
   outstanding                                                   4,649,911     4,601,904
 6% Series B, $.01 par value, redemption value of $700,000;
   7,000 shares authorized, issued and outstanding                 700,000       700,000
 6% Series C, $.01 par value, redemption value of $625,000;
   6,250 shares authorized, issued and outstanding                 625,000       625,000
                                                               ------------  ------------
          Total redeemable preferred stock                       5,974,911     5,926,904
                                                               ------------  ------------
Stockholders' deficit:
  Common stock, $.01 par value. Authorized 15,000,000
    shares; issued 1,854,692 shares; outstanding 1,269,549
    shares                                                          18,547        18,547
  Additional paid in capital                                       430,640       478,647
  Accumulated deficit                                           (5,920,544)   (5,712,366)
  Treasury stock, at cost, 585,143 common shares                (2,048,000)   (2,048,000)
                                                               ------------  ------------
          Total stockholders' deficit                           (7,519,357)   (7,263,172)
                                                               ------------  ------------
                                                               $27,761,129   $30,600,880
                                                               ============  ============

See  accompanying  notes  to  financial  statements.

                                  ZIMMERMAN SIGN COMPANY
                                 Statements of Operations
                     Three and Six Months Ended June 30, 2000 and 1999
                                        (Unaudited)


                                          Three Months Ended          Six Months Ended
                                               June 30,                   June 30,
                                      -------------------------  -------------------------
                                          2000         1999          2000         1999
                                      ------------  -----------  ------------  -----------
Net sales                             $11,562,145   $13,893,163  $23,570,413   $25,899,062

Cost of goods sold                      9,622,596    11,102,580   19,448,193    20,652,117
                                      ------------  -----------  ------------  -----------
  Gross profit                          1,939,549     2,790,583    4,122,220     5,246,945

Selling, general and administrative
 expenses                               1,289,025     1,469,674    2,842,601     2,948,567

Interest expense, net                     568,781       578,451    1,138,874     1,162,393
                                      ------------  -----------  ------------  -----------
  Income before income taxes               81,743       742,458      140,745     1,135,985

Income taxes                               65,911       273,357       99,172       421,184
                                      ------------  -----------  ------------  -----------
  Net income                               15,832       469,101       41,573       714,801

Preferred stock dividends and
accretion                                 148,879       171,793      297,757       295,797
                                      ------------  -----------  ------------  -----------
 Net income (loss) applicable to
     common stock                     $  (133,047)  $   297,308  $  (256,184)  $   419,004
                                      ============  ===========  ============  ===========
Basic and diluted net income (loss)
  per common share                    $     (0.10)  $      0.23  $     (0.20)  $      0.33
                                      ============  ===========  ============  ===========

See  accompanying  notes  to  financial  statements.

                                      ZIMMERMAN SIGN COMPANY
                                     Statements of Cash Flows
                             Six Months Ended June 30, 2000 and 1999
                                           (Unaudited)


                                                                            2000         1999
                                                                        ------------  -----------
Cash flows from operating activities:
  Net income                                                            $    41,573   $  714,801
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                           240,894      287,261
    Provision for losses on accounts receivable                                   -       12,328
    Deferred income tax (benefit) expense                                   (15,908)      28,780

    Changes in operating assets and liabilities:
      Accounts receivable                                                 1,422,974     (156,012)
      Inventories                                                         1,705,254     (558,014)
      Prepaids and other current assets                                    (331,117)    (277,584)
      Other assets                                                           24,022       45,337
      Accounts payable and accrued expenses                              (1,342,917)     490,236
      Customer deposits                                                     225,963      670,974
                                                                        ------------  -----------
          Net cash provided by operating activities                       1,970,738    1,258,107
                                                                        ------------  -----------

Cash flows used in investing activities - purchases of property, plant
   and equipment                                                           (169,016)    (440,682)
                                                                        ------------  -----------

Cash flows from financing activities:
  Net borrowings (payments) on revolving line of credit                    (875,000)     500,000
  Principal payments on long-term debt                                     (670,250)    (466,038)
  Dividends paid                                                           (249,750)    (247,789)
  Purchase of treasury stock                                                      -     (723,000)
                                                                        ------------  -----------
          Net cash used in financing activities                          (1,795,000)    (936,827)
                                                                        ------------  -----------

Net increases (decreases) in cash                                             6,722     (119,402)

Cash at beginning of period                                                 113,914      126,339
                                                                        ------------  -----------
Cash at end of period                                                   $   120,636   $    6,937
                                                                        ============  ===========

See  accompanying  notes  to  financial  statements.

                             ZIMMERMAN SIGN COMPANY
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying financial statements have been prepared by Zimmerman Sign Company (the "Company"), without audit. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report to Stockholders. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

2.   Long-Term Debt

     Long-term debt consists of the following at June 30, 2000 and December 31, 1999:

                                                                    2000         1999
                                                                 -----------  -----------
Revolving line of credit with a bank, due September 30, 2001, monthly interest at prime plus .25% or LIBOR plus 2.75%
  (9.75% to 9.45% at June 30, 2000)                              $14,050,000  $14,925,000

Secured term notes payable to a bank, due between October
  1, 2002, and October 1, 2005, monthly payments of
  101,583 plus interest at prime plus .25% to 1.5%
  or LIBOR plus 2.75% to 4.0% (9.75% to 10.73% at
  June 30, 2000)                                                   3,707,445    4,377,695

Subordinated notes, $4,000,000 principal amount, due
  September 30, 2005, interest payable quarterly at 12%,
  quarterly payments of principal of $500,000 due beginning
  September 30, 2003, net of discount of  $60,676 at June
  30, 2000 and $66,454 at December 31, 1999                        3,939,324    3,933,546
                                                                 -----------  -----------
                                                                  21,696,769   23,236,241

Less current installments                                          1,219,000    1,219,000
                                                                 -----------  -----------

                                                                 $20,477,769  $22,017,241
                                                                 ===========  ===========

At June 30, 2000, the Company was not in compliance with one of the financial covenants in the subordinated notes purchase agreement. The Company obtained a waiver from the noteholders for this instance of noncompliance. Although there can be no assurance of future compliance, the Company believes that it will comply with all financial covenants for subsequent quarterly measurement periods. Should the Company not be able to comply with these covenants, an event of default could occur under which, in accordance with the terms of the subordinated notes purchase agreement, the purchasers could require immediate repayment of the notes plus accrued interest. In these circumstances, cross defaults could occur making substantially all of the Company's other long-term debt due. If the notes were to be accelerated, the Company cannot be certain that its assets would be sufficient to repay in full the notes and its other debt that could be accelerated. If such events were to occur, the Company would seek additional debt or equity financing; however, there can be no assurance that such financing would be available or if available, on terms acceptable to the Company.

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

     Shares used in calculating basic and diluted net income (loss) per share are as follows:

                                                   Three Months Ended     Six Months Ended
                                                        June  30,             June  30,
                                                  --------------------  --------------------
                                                     2000      1999       2000       1999
                                                  ---------  ---------  ---------  ---------
Weighted average common shares outstanding        1,269,549  1,269,549  1,269,549  1,269,549
Dilutive securities - common stock options                -      2,988          -      3,978
                                                  ---------  ---------  ---------  ---------
Weighted average common and potentially dilutive
  shares outstanding                              1,269,549  1,272,547  1,269,549  1,273,527
                                                  =========  =========  =========  =========

     Stock options and warrants totaling 1,003,338 shares and 916,059 shares were excluded from the three months ended June 30, 2000 and 1999 and six months ended June 30, 2000 and 1999 net income (loss) per share calculations, respectively, as they were antidilutive.

4.   Capital Stock Transactions

     During January 1999, the Company purchased 357,143 shares of its common stock from its largest stockholder at a cost of $625,000 in cash and 6,250 shares of the Company's 6% Series C Preferred Stock, which has a liquidation and redemption value of $625,000. Additionally, the Company purchased 228,000 shares of its common stock from an officer of the Company at a cost of $98,000 in cash and 7,000 shares of the Company's 6% Series B Preferred Stock, which has a liquidation and redemption value of $700,000. The Series B and Series C Preferred Stock are subordinate to the Company's Series A Preferred Stock. The Company had 1,269,549 shares of common stock outstanding immediately following the above stock purchases. In connection with the above transactions, the Company cancelled 343,655 of its outstanding warrants. Common shares outstanding assuming exercise of the outstanding options (including 30,921 options which have not yet been granted) and warrants would be 2,308,808.

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

The Company's net sales for the three-month period ended June 30, 2000 decreased $2,331,000 or 16.8% to $11,562,000 from $13,893,000 for the same period last year. Net sales for the six months ended June 30, 2000 decreased $2,329,000 or 9.0% to $23,570,000 compared to $25,899,000 for the same period in 1999. The net sales decreases are due primarily to decreased sales to petroleum and convenience, financial services and retail customers offset partially by increased sales to automotive customers. The decreased sales to these customers is due largely to slowing purchases of old style products as new images are being implemented but have not yet begun shipment in a significant way.

The Company's gross profit margin for the three months ended June 30, 2000 decreased to 16.8% from 20.1% for the same period in 1999. For the six months ended June 30, 2000 the gross profit percentage decreased to 17.5% from 20.3% in 1999. The decrease for the three and six month periods is primarily due to higher direct manufacturing costs, including a larger portion of sales related to subcontracted installation efforts, which have a lower direct contribution margin, along with increased costs related to several large health insurance claims for plant personnel.

Selling, general and administrative expenses were $1,289,000 or 11.1% of net sales for the quarter ended June 30, 2000 compared to $1,470,000 or 10.6% of net sales for the same period in the prior year. For the six months ended June
30, 2000, selling, general and administrative expenses decreased $106,000 to $2,843,000 and were 12.1% as a percentage of net sales compared to $2,949,000 and 11.4% for the six months ended June 30, 1999. The decrease for the three and six month periods is primarily the result of lower selling costs and lower depreciation and amortization being partially offset by higher payroll and related costs and property tax increases.

Interest expense decreased slightly to $569,000 for the three-month period ended June 30, 2000 from $578,000 for the same period in the prior year. Interest expense for the six months ended June 30, 2000 decreased slightly to $1,139,000 from $1,162,000 for the six months ended June 30, 2000. The decrease was due primarily to lower borrowings partially offset by higher interim rates under the Company's revolving line of credit for both the three month and six month periods.

Income before income taxes decreased $660,000 to $82,000 for the three month period ended June 30, 2000 compared to $742,000 for the same period in the prior year. Income before income taxes for the six months ended June 30, 2000 decreased $995,000 to $141,000 from $1,136,000 for the same period in 1999.
Decreased income before income taxes in both periods resulted primarily from lower sales volume and higher direct cost of sales, as noted above.

Liquidity  and  Capital  Resources

Operating working capital (defined as accounts receivable plus inventories, less accounts payable, including accrued expenses, income taxes payable and customer deposits) decreased $2,012,000 to $15,549,000 at June 30, 2000 from $17,561,000 at December 31, 1999. The decrease in operating working capital resulted from reductions in accounts receivable and inventory, which were partially offset by decreases in accounts payable and accrued expenses. Net cash of $1,971,000 was provided by operating activities for the six months ended June 30, 2000 compared to $1,258,000 for the six months ended June 30, 1999. Decreased accounts receivable and inventory were the primary sources of cash provided by operating activities, which were partially offset by decreases in accounts payable and accrued expenses.

Investing activities used $169,000 for the first six months of 2000 as a result of net property and equipment purchases. Financing activities used $1,795,000 as a result of preferred dividends and net repayments of debt.

At June 30, 2000, the Company was not in compliance with one of the financial covenants in the subordinated notes purchase agreement. The Company obtained a waiver from the noteholders for this instance of noncompliance. Although there can be no assurance of future compliance, the Company believes that it will comply with all financial covenants for subsequent quarterly measurement periods. Should the Company not be able to comply with these covenants, an event of default could occur under which, in accordance with the terms of the subordinated notes purchase agreement, the purchasers could require immediate repayment of the notes plus accrued interest. In these circumstances, cross defaults could occur making substantially all of the Company's other long-term debt due. If the notes were to be accelerated, the Company cannot be certain that its assets would be sufficient to repay in full the notes and its other debt that could be accelerated. If such events were to occur, the Company would seek additional debt or equity financing; however, there can be no assurance that such financing would be available or if available, on terms acceptable to the Company.

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

Recent  Accounting  Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" that impacts the Company's accounting treatment and/or its disclosure obligations. The statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the Company, which will adopt the provisions of SFAS No. 133 in the first quarter of fiscal year 2001.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). Among other issues, this interpretation clarifies the definition of employee for purposes of applying APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000. Management believes that FIN 44 will not have a material effect on the financial position or the results of operations of the Company upon adoption.

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

The Company does not intend to and undertakes no obligation to update any forward-looking statements and information, but investors are advised to consult previous and any future disclosures by the Company in its SEC Filings regarding important factors that could cause actual results to differ from expected or historical results. It is not possible to foresee or identify all such factors and, as such, investors should not consider any list of such factors to be an exhaustive statement of all risks, uncertainties or potentially inaccurate assumptions.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on its outstanding debt. At June 30, 2000, the Company has $17.8 million of debt outstanding under its senior credit facilities which provide for interest to be charged at the prime rate plus a margin of 0.25% to 1.5% or at a LIBOR rate plus a margin of 2.75% to 4.0%. Based on the Company's level of outstanding debt, a 1.0% change in the interest rate would result in a $0.2 million annual change in interest expense. The Company does not own nor is it obligated for other significant debt or equity securities that would be affected by fluctuations in market risk.

The Company has limited involvement with derivative financial instruments and uses them to manage well-defined interest rate risks. Interest rate collar agreements are used to reduce the potential impact of fluctuations in interest rates on floating-rate long-term debt. At June 30, 2000, the Company has a one-year interest rate collar agreement for notional amounts aggregating $15,000,000.

                                     PART II
                                OTHER INFORMATION

Item  4.  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of the Company was held on May 19, 2000. The following proposals were voted upon and approved at the Annual Meeting:

               (1) Election of Directors for a term to be completed at the Annual Meeting of Shareholders in 2001 or until their respective successors are duly elected and qualified.


                                                      Votes            Votes
                                                    Cast  For         Withheld
                                                   -----------        --------
                       David  E.  Anderson          1,032,385           4,638
                       Tom  E.  Boner               1,032,385           4,638
                       Carl  A.  Goldman            1,008,992          28,031
                       Andrea  P.  Joselit          1,032,327           4,696
                       Robert  F.  Perille          1,009,202          27,821

               (2) Ratification of the selection of KPMG LLP as the Company's auditors for the 2000 fiscal year.

                              Votes                 Votes             Votes
                            Cast  For              Against          Abstaining
                           -----------            -----------       ----------
                            1,035,657                109              1,257

Item  6.  Exhibits  and  Reports  on  Form  8-K
          (a)  See  Exhibit  Index  on  page  10.
          (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 7, 2000.


                             ZIMMERMAN SIGN COMPANY
                                   Registrant



                              /s/Jeffrey P. Johnson
              -----------------------------------------------------
                     Vice President, Chief Financial Officer
              (Authorized Officer and Principal Financial Officer)

                                  EXHIBIT INDEX

All of the following exhibits are being or have heretofore been filed with the Commission and are incorporated herein by reference:

Exhibit  No.                          Title
------------                          -----

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

10.9 Share Option Purchase Agreement, dated as of September 30, 1998, by and between Zimmerman Sign Company and certain shareholders. (1)

10.10Purchase Agreement, dated as of September 30, 1998, by and between Zimmerman Sign Company and David E. Anderson. (1)

10.11Letter Agreement,  dated as of September 30, 1998, by and between Zimmerman
     Sign Company and certain shareholders. (1)

10.12Form of 12% Senior Subordinated Note issued by Zimmerman Sign Company in connection with the Senior Subordinated Note, Preferred Stock and Warrant Purchase Agreement, dated as of September 30, 1998. (1)

10.13Form of Stock Purchase Warrants issued by Zimmerman Sign Company in connection with the Senior Subordinated Note, Preferred Stock and Warrant Purchase Agreement, dated as of September 30, 1998. (1)

27.1 Financial Data Schedule.

99.1 Registration Statement on Form 10/A-2 filed by Zimmerman Sign Company with the Securities and Exchange Commission and declared effective on December 16, 1996. (3)

--------------

(1) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form 10 (No. 000-21737) and incorporated herein by reference.
(3)  Previously filed (No. 000-21737).