Form 10-Q
period 2000-09-30
ZIMMERMAN SIGN CO
filed 2000-11-14
CIK 1027138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)
[X]   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30, 2000

                                       or

[ ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM           TO
                                                           -----------  -------
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

                 1,269,549  SHARES  OF  COMMON STOCK, $0.01 PAR VALUE
--------------------------------------------------------------------------------
                   Common Stock Outstanding as of October 30, 2000

                                ZIMMERMAN SIGN COMPANY

                                         INDEX

PART I - FINANCIAL INFORMATION                                                PAGE NO.
------------------------------                                                --------

Item 1.     Financial Statements  (Unaudited)
            Balance Sheets as of September 30, 2000 and December 31, 1999. .         1

            Statements of Operations for the three and nine months ended
              September 30, 2000 and 1999. . . . . . . . . . . . . . . . . .         2

            Statements of Cash Flows for the nine months ended September 30,
              2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . . .         3

            Notes to Financial Statements. . . . . . . . . . . . . . . . . .         4

Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . . . . . . . . .         5

Item 3.     Quantitative and Qualitative Disclosure about Market Risk. . . .         8

PART II - OTHER INFORMATION
---------------------------

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .         9

            Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .         9

            Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . .        10

                                ZIMMERMAN  SIGN  COMPANY
                                      Balance Sheets
                         September 30, 2000 and December 31, 1999
                                       (Unaudited)


                                                                   2000          1999
                                                               ------------  ------------

                             Assets
                             ------

Current assets:
  Cash                                                         $    19,838   $   113,914
  Accounts receivable, net of allowance for doubtful accounts
    of $100,000 in 2000 and 1999                                11,183,038    10,139,711
  Inventories                                                   12,924,715    16,081,386
  Prepaids and other current assets                                208,484       147,828
  Deferred tax assets                                              465,189       529,911
                                                               ------------  ------------
                      Total current assets                      24,801,264    27,012,750
                                                               ------------  ------------
Property, plant and equipment, net                               3,260,852     3,353,990
Other assets                                                       163,609       234,140
                                                               ------------  ------------
                                                               $28,225,725   $30,600,880
                                                               ============  ============
               Liabilities and Stockholders' Deficit
               -------------------------------------
Current liabilities:
  Current installments of long-term debt                       $ 1,305,000   $ 1,219,000
  Accounts payable                                               6,152,017     6,179,551
  Accrued expenses                                               1,164,342     1,610,358
  Income taxes payable                                                   -        81,228
  Customer deposits                                                523,200       789,452
                                                               ------------  ------------
                      Total current liabilities                  9,144,559     9,879,589
                                                               ------------  ------------

Deferred tax liability                                              81,516        40,318
Long-term debt, excluding current installments:
   Bank debt                                                    16,432,679    18,083,695
   Subordinated notes                                            3,942,214     3,933,546
                                                               ------------  ------------
                      Total long-term debt                      20,374,893    22,017,241
                                                               ------------  ------------

Redeemable preferred stock:
  8% Series A, $.01 par value, redemption value of
    $5,250,000; 52,500 shares authorized, issued and
    outstanding                                                  4,673,914     4,601,904
  6% Series B, $.01 par value, redemption value of $700,000;
    7,000 shares authorized, issued and outstanding                700,000       700,000
  6% Series C, $.01 par value, redemption value of $625,000;
  6,250 shares authorized, issued and outstanding                  625,000       625,000
                                                               ------------  ------------
                      Total redeemable preferred stock           5,998,914     5,926,904
                                                               ------------  ------------

Stockholders' deficit:
  Common stock, $.01 par value. Authorized 15,000,000
    shares; issued 1,854,692 shares; outstanding 1,269,549
    shares                                                          18,547        18,547
  Additional paid in capital                                       406,636       478,647
  Accumulated deficit                                           (5,751,340)   (5,712,366)
  Treasury stock, at cost, 585,143 common shares                (2,048,000)   (2,048,000)
                                                               ------------  ------------
                      Total stockholders' deficit               (7,374,157)   (7,263,172)
                                                               ------------  ------------
                                                               $28,225,725   $30,600,880
                                                               ============  ============


See  accompanying  notes  to  financial  statements.

                             ZIMMERMAN SIGN COMPANY
                            Statements of Operations
             Three and Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)

                                             Three Months Ended         Nine Months Ended
                                                September 30,              September 30,
                                          ------------------------  -------------------------
                                             2000          1999          2000          1999
                                          -----------  -----------  -----------  ------------
Net sales                                 $11,775,515  $14,737,834  $35,345,927   $40,636,896

Cost of goods sold                          9,189,424   11,734,816   28,637,616    32,386,933
                                          -----------  -----------  -----------  ------------

 Gross profit                               2,586,091    3,003,018    6,708,311     8,249,963

Selling, general and administrative
 expenses                                   1,388,203    1,342,566    4,230,804     4,326,130

Interest expense, net                         578,829      566,889    1,717,703     1,729,282
                                          -----------  -----------  -----------  ------------

 Income before income taxes                   619,059    1,093,563      759,804     2,194,551

Income taxes                                  320,818      377,417      419,989       763,604
                                          -----------  -----------  -----------  ------------

 Net income                                   298,241      716,146      339,815     1,430,947


Preferred stock dividends and accretion       153,041      148,879      450,799       444,676
                                          -----------  -----------  -----------  ------------
 Net income (loss) applicable to
   common stock                           $   145,200  $   567,267  $  (110,984)  $   986,271
                                          ===========  ===========  ===========  ============
Basic and diluted net income (loss)
 per common share                         $      0.11  $      0.45  $     (0.09)  $      0.78
                                          ===========  ===========  ===========  ============


See  accompanying  notes  to  financial  statements.

                                      ZIMMERMAN SIGN COMPANY
                                     Statements of Cash Flows
                           Nine Months Ended September 30, 2000 and 1999
                                            (Unaudited)

                                                                           2000          1999
                                                                        -----------  ------------
Cash  flows  from  operating  activities:
   Net income                                                           $   339,815   $ 1,430,947
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                           354,474       437,006
    Provision for losses on accounts receivable                                   -        12,328
    Deferred income tax expense                                             105,920        94,776

    Changes in operating assets and liabilities:
    Accounts receivable                                                  (1,043,327)   (1,036,003)
    Inventories                                                           3,156,671       184,491
    Prepaids and other current assets                                       (60,656)     ( 11,384)
    Other assets                                                             26,909        53,890
    Accounts payable and accrued expenses                                  (554,778)      160,135
    Customer deposits                                                      (266,252)      553,022
                                                                        -----------  ------------
          Net cash provided by operating activities                       2,058,776     1,879,208
                                                                        -----------  ------------

Cash flows used in investing activities - purchases of property, plant
   and equipment                                                           (209,049)     (706,344)
                                                                        -----------  ------------
Cash flows from financing activities:
   Net (payments) borrowings on revolving line of credit                   (593,665)      350,000
   Principal payments on long-term debt                                    (971,351)     (550,288)
   Dividends paid                                                          (378,787)     (372,664)
   Purchase of treasury stock                                                     -      (723,000)
                                                                        -----------  ------------
          Net cash used in financing activities                          (1,943,803)   (1,295,952)
                                                                        -----------  ------------

Net decreases in cash                                                       (94,076)     (123,088)
Cash at beginning of period                                                 113,914       126,339

Cash at end of period                                                   $    19,838   $     3,251
                                                                        ===========  ============

See  accompanying  notes  to  financial  statements.

                             ZIMMERMAN SIGN COMPANY
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying financial statements have been prepared by Zimmerman Sign Company (the "Company"), without audit. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report to Stockholders. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

2.   Long-Term Debt

     Long-term debt consists of the following at September 30, 2000 and December 31, 1999:

                                                                    2000         1999
                                                                 -----------  -----------
  Revolving line of credit with a bank, due September 30, 2002, monthly interest at prime plus .25% or LIBOR plus 2.75%
   (9.75% to 9.39% at September 30, 2000)                        $14,331,335  $14,925,000

  Secured term notes payable to a bank, due between October
   1, 2002, and October 1, 2005, monthly payments of
   $108,750 plus interest at prime plus .25% to 1.5%
   or LIBOR plus 2.75% to 4.0% (9.75% to 10.65% at
   September 30, 2000)                                             3,406,344    4,377,695

  Subordinated notes, $4,000,000 principal amount, due
   September 30, 2005, interest payable quarterly at 12%,
   quarterly payments of principal of $500,000 due beginning
   September 30, 2003, net of discount of  $57,786 at September
   30, 2000 and $66,454 at December 31, 1999                       3,942,214    3,933,546
                                                                 -----------  -----------
                                                                  21,679,893   23,236,241

  Less current installments                                        1,305,000    1,219,000
                                                                 -----------  -----------
                                                                 $20,374,893  $22,017,241
                                                                 ===========  ===========

     On July 31, 2000, the Company entered into an amendment to its existing credit facilities with its senior lender. The terms and conditions of the amended credit facilities are substantially the same as the original facility except that the revolving line of credit term was extended to September 30, 2002, and that several definitions and certain financial covenants were redefined.

     On September 30, 2000, the Company amended its senior subordinated note, preferred stock and warrant purchase agreement with its subordinated lenders. The terms and conditions of the amended agreement were substantially the same as the original agreement except that several definitions and certain financial covenants were redefined.

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

     Shares used in calculating basic and diluted net income (loss) per share are as follows:

                                                  Three  Months  Ended   Nine  Months  Ended
                                                      September  30,       September  30,
                                                  --------------------  --------------------
                                                    2000       1999       2000       1999
                                                  ---------  ---------  ---------  ---------

Weighted average common shares outstanding        1,269,549  1,269,549  1,269,549  1,269,549
Dilutive securities - common stock options                -          -          -      2,008
                                                  ---------  ---------  ---------  ---------
Weighted average common and potentially dilutive
  shares outstanding                              1,269,549  1,269,549  1,269,549  1,271,557
                                                  =========  =========  =========  =========

     Stock options and warrants totaling 1,008,338 shares and 1,003,338 shares were excluded from the three months ended September 30, 2000 and 1999 net income per share calculations, respectively, and stock options and warrants totaling 1,008,338 shares and 916,059 shares were excluded from the nine months ended September 30, 2000 and 1999 net income (loss) per share calculations, respectively, as their inclusion would have been antidilutive.

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

The Company's net sales for the three-month period ended September 30, 2000 decreased $2,962,000 or 20.1% to $11,776,000 from $14,738,000 for the same period last year. Net sales for the nine months ended September 30, 2000 decreased $5,291,000 or 13.0% to $35,346,000 compared to $40,637,000 for the same period in 1999. The net sales decreases are due primarily to decreased sales to petroleum, convenience, financial services and retail customers offset partially by increased sales to automotive customers. The decreased sales to these customers is due largely to slowing purchases of old style products as new images have begun being implemented but have not yet shipped in significant quantities.

The Company's gross profit margin for the three months ended September 30, 2000 increased to 22.0% from 20.4% for the same period in 1999 due largely to a mix of products with a better direct margin contribution. For the nine months ended September 30, 2000 the gross profit percentage decreased to 19.0% from 20.3% in 1999. The decrease for the nine month period is primarily due to higher direct manufacturing costs, including a larger portion of sales related to subcontracted installation efforts which have a lower direct contribution margin, along with increased costs of factory maintenance and higher than expected expenses related to the larger Kodak Boulevard facility in Longview and to several large health insurance claims for plant personnel.

Selling, general and administrative expenses were $1,388,000 or 11.8% of net sales for the quarter ended September 30, 2000 compared to $1,343,000 or 9.1% of net sales for the same period in the prior year. For the nine months ended September 30, 2000, selling, general and administrative expenses decreased $95,000 to $4,231,000 and were 12.0% of net sales compared to $4,326,000 and 10.6% of net sales for the nine months ended September 30, 1999. The decrease for the nine month period is primarily the result of lower selling costs and lower depreciation and amortization being partially offset by higher office payrolls and related taxes, travel expenses, consulting fees and property tax increases.

Interest expense increased slightly to $579,000 for the three-month period ended September 30, 2000 from $567,000 for the same period in the prior year. Interest expense for the nine months ended September 30, 2000 decreased slightly to $1,718,000 from $1,729,000 for the nine months ended September 30, 2000. The decrease was due primarily to lower borrowings partially offset by higher interest rates under the Company's revolving line of credit for both the three month and nine month periods.

Income before income taxes decreased $475,000 to $619,000 for the three month period ended September 30, 2000 compared to $1,094,000 for the same period in the prior year. Income before income taxes for the nine months ended September 30, 2000 decreased $1,435,000 to $760,000 from $2,195,000 for the same period in
1999. Decreased income before income taxes in both periods resulted primarily from lower sales volume and higher direct cost of sales, as noted above.

The effective tax rates for the quarter and nine months ended September 30, 2000 increased compared to the comparable prior years' periods due primarily to revision of prior year estimates of state income taxes.

Liquidity  and  Capital  Resources

Operating working capital (defined as accounts receivable plus inventories, less accounts payable, including accrued expenses, income taxes payable and customer deposits) decreased $1,293,000 to $16,268,000 at September 30, 2000 from $17,561,000 at December 31, 1999. The decrease in operating working capital resulted from a reduction in inventory, which was partially offset by an increase in accounts receivable and decreases in accounts payable and accrued expenses and customer deposits. Net cash of $2,059,000 was provided by operating activities for the nine months ended September 30, 2000 compared to $1,879,000 for the nine months ended September 30, 1999. Decreased inventory was the primary source of cash provided by operating activities, which was partially offset by an increase in accounts receivable and decreases in accounts payable and accrued expenses and customer deposits.

Investing activities used $209,000 for the first nine months of 2000 as a result of net property and equipment purchases. Financing activities used net cash of $1,944,000 as a result of preferred dividends and net repayments of debt.

The Company's future capital expenditures will relate principally to the acquisition of new machinery and equipment designed to increase productivity and factory efficiency. The Company believes its cash generated from operations and funds available under the senior credit facilities are sufficient for its planned requirements during 2000.

On July 31, 2000, the Company entered into an amendment to its existing credit facilities with its senior lender. The terms and conditions of the amended credit facilities are substantially the same as the original facility except that the revolving line of credit term was extended to September 30, 2002, and that several definitions and certain financial covenants were redefined.

On September 30, 2000, the Company amended its senior subordinated note, preferred stock and warrant purchase agreement with its subordinated lenders. The terms and conditions of the amended agreement were substantially the same as the original agreement except that several definitions and certain financial covenants were redefined.

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

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and affects a broad range of industries. Subsequently, the SEC has issued Staff Accounting Bulletins No. 101A and 101B which defer the effective date of SAB
101. The accounting and disclosure requirements of SAB 101 will now be effective for the Company in the last quarter of fiscal 2000. The Company does not expect the impact of SAB 101 to have a material impact on the Company's results of operations or financial position.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on its outstanding debt. At September 30, 2000, the Company has $17.7 million of debt outstanding under its senior credit facilities which provide for interest to be charged at the prime rate plus a margin of 0.25% to 1.5% or at a LIBOR rate plus a margin of 2.75% to 4.0%. Based on the Company's level of outstanding debt, a 1.0% change in the interest rate would result in a $0.2 million annual change in interest expense. The Company does not own nor is it obligated for other significant debt or equity securities that would be affected by fluctuations in market risk.

The Company has limited involvement with derivative financial instruments and uses them to manage well-defined interest rate risks. Interest rate collar agreements are used to reduce the potential impact of fluctuations in interest rates on floating-rate long-term debt. At September 30, 2000, the Company has a one-year interest rate collar agreement for notional amounts aggregating $15,000,000.

                                     PART II
                                OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

               (a)     See  Exhibit  Index  on  page  10.
               (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 8, 2000.


                             ZIMMERMAN SIGN COMPANY
                                   Registrant


                             /s/Jeffrey P. Johnson
                     ---------------------------------------
                     Vice President, Chief Financial Officer
              (Authorized Officer and Principal Financial Officer)

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

10.9     Share Option Purchase Agreement, dated as of September 30, 1998, by and
         between  Zimmerman  Sign  Company     and  certain  shareholders.  (1)

10.10 Purchase Agreement, dated as of September 30, 1998, by and between Zimmerman Sign Company and David E. Anderson. (1)

10.11 Letter Agreement, dated as of September 30, 1998, by and between Zimmerman Sign Company and certain shareholders. (1)

10.12 Form of 12% Senior Subordinated Note issued by Zimmerman Sign Company in connection with the Senior Subordinated Note, Preferred Stock and Warrant Purchase Agreement, dated as of September 30, 1998. (1)

10.13 Form of Stock Purchase Warrants issued by Zimmerman Sign Company in connection with the Senior Subordinated Note, Preferred Stock and Warrant Purchase Agreement, dated as of September 30, 1998. (1)

10.14 First Amendment to the Second Restated Revolving Credit and Term Loan Agreement, dated as of July 31, 2000, by and between Zimmerman Sign Company and Comerica Bank-Texas.

10.15 Amendment No. 1 to Senior Subordinated Note, Preferred Stock and Warrant Purchase Agreement, dated as of September 30, 2000, by and between Zimmerman Sign Company, Continental Illinois Venture Corporation, MIG Partners VIII and certain management purchasers.

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