Form 10-K
period 2000-12-31
ZIMMERMAN SIGN CO
filed 2001-04-17
CIK 1027138

-------------------------------------------------------------------------------
                United States Securities and Exchange Commission
                              Washington, DC 20549
                                -----------------

                                    FORM 10-K


--------------------------------------------------------------------------------


(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2000

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

                              9846 Highway 31 East
                               Tyler, Texas 75705
                                  903-535-7400

    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act:
common stock, $0.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the Registrant computed by reference to the average bid and asked prices of such stock as of February 28, 2001 was $1,750,525.

     3,650,501 shares of common stock were outstanding as of April 13, 2001.

     The Exhibit Index is located on page 34 of this filing.

                       Documents Incorporated by Reference

     Portions of the Proxy Statement for the Annual Meeting of Stockholders scheduled for May 18, 2001 are incorporated by reference into Parts II and III of this filing.

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

     Zimmerman's principal manufactured product is an exterior site and/or brand identification sign, which is double-faced, pole-mounted, and internally illuminated. In addition, Zimmerman provides a full complement of related services, including graphics design, production engineering, expedited manufacturing and delivery, installation management and maintenance.

     Zimmerman is a Texas based company with corporate headquarters in Tyler and production facilities in Longview and Jacksonville. Zimmerman began business as a partnership in 1901, was incorporated in Texas in 1953, and has operated under its current name, Zimmerman Sign Company, since 1987. The Company was a subsidiary of Independence Holding Company ("IHC") from April, 1982 until December 31, 1996 at which time it became a public company through IHC's distribution of its ownership of Zimmerman to IHC's shareholders.

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

Industry Overview

     The United States sign and related products industry is large and highly fragmented, consisting of over 4,000 participants. Management believes that, depending on the amount of point of purchase product display and point of purchase signage included, market size ranges from $5.0 billion to $7.0 billion in sales per annum.

     Zimmerman's management believes that its target market, which consists of large national and regional retailers requiring either long run or short run production quantity signage, generates sales of approximately $1.0 billion to $1.2 billion annually. In addition, Zimmerman pursues special re-identification projects driven by one-time corporate name changes; this business is often caused by an acquisition or consolidation, involves very short lead times, and requires high volume production sign applications.

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

Customers

     In order to evaluate marketing effectiveness, customer service requirements, and monitor other internal results, Zimmerman tracks its customers by industry groupings. These industry groupings include petroleum retailers, automobile manufacturers, general retailers, convenience stores and financial services organizations. In 2000, the petroleum retailing industry constituted the Company's single largest industry grouping, as it has for many years.

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

Principal Customers

     In 2000, the Company had two petroleum industry customers which accounted for more than 10% of net sales: Citgo, which accounted for approximately 12% of net sales, and Conoco, which accounted for approximately 14% of net sales. The Company has provided sign products to Citgo since the 1970's and to Conoco since 1997 and believes that, in all material respects, it is these customers' sole sign supplier. The Company also had one automotive manufacturing customer, Ford Motor Company, which accounted for approximately 14% of net sales in 2000. No other major customer accounted for more than 10% of sales in 2000.

     The Company contracts with its major customers under a variety of arrangements, which range from one to three year contracts. Many contracts have thirty-day cancellation provisions.

Marketing

     Zimmerman sells its products and services to large national and regional retailers through its four person direct sales force. When appropriate, Zimmerman's design, engineering, and prototyping services are utilized to support sales and marketing efforts. Zimmerman believes that its customers purchase Zimmerman's products and services on the basis of competitive pricing, product quality, delivery schedules, and support services.

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

Employees

     During 2000, Zimmerman had, on average, 463 employees of which 350 employees were covered under collective bargaining agreements.

Backlog

     As of December 31, 2000, Zimmerman's backlog of unshipped orders totaled $23.8 million compared to $20.2 million as of December 31, 1999. Customer commitments to order signs for shipment under blanket orders constitute a major component of Zimmerman's backlog. Generally, management anticipates all backlog will be shipped within twelve months. Zimmerman's customers typically place orders for very large dollar amounts; therefore, backlog statistics can change significantly within short periods of time. This fact, coupled with project scheduling changes, decreases the reliability of backlog as a business indicator.

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

Executive Officers of the Company

     The following table sets forth information relating to the executive officers of the Company.

Name                   Age     Position

David E. Anderson      56      Chairman and Director

Tom E. Boner           62      Vice Chairman and Director

Robert L. Moran        46      President, Chief Executive Officer and Director

Michael W. Coppinger   54      Vice President, Sales

Jeffrey P. Johnson     39      Vice President, Chief Financial Officer and
                               Secretary

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

     Tom E. Boner has been Vice Chairman of Zimmerman since 2000, a director since 1984, and served as President from 1984 to 2000. Mr. Boner served as Director of Sales and Marketing upon joining Zimmerman in 1981. From 1970 to 1975, he was in sales with American Sign and Indicator, and from 1976 until 1981, was with American Bank Equipment Company. Mr. Boner served as a Director of the International Sign Association from 1986 until 1995 and was Chairman thereof in 1993.

     Robert L. Moran has been President and a Director of Zimmerman since November, 2000. He has previously been President/CEO of The Omega Group in Waterloo, Iowa from 1998-2000, after serving as Vice President of Operations from 1996-1997. Omega is one of the largest privately held manufacturers of kitchen and bath cabinets in the United States. Prior to joining Omega, he was President for Conair-Martin/Wortex, a manufacturer of equipment for the plastics industry.

     Michael W. Coppinger has been Vice President, Sales of Zimmerman since 1987, having joined Zimmerman in 1982 as a Regional Sales Manager. From 1973 to 1981, he was with State Sign of Houston as a sales representative and was a Branch Manager for Bajon Sign of Corpus Christi from 1981 to 1982. He is a past President of the Texas Sign Association.

     Jeffrey P. Johnson has been Vice President and Chief Financial Officer of Zimmerman since 1990 and Secretary of Zimmerman since December 1996. He joined Zimmerman in 1985 as Controller. Previously, Mr. Johnson was employed with Price Waterhouse. Mr. Johnson is a CPA and a member of the AICPA and the Texas Society of CPAs. He is a Director and past President of the Texas Sign Association and is currently President and a Director of the Southwest Sign Council of the International Sign Association.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Zimmerman's shareholders during the fourth quarter of 2000.

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


For the Year 1999                             Bid Price
                              ---------------------------------------------
   Quarter Ended:                      High                  Low
  ---------------             ----------------           --------

  March 31, 1999                      3.7500                3.5625
  June 30, 1999                       3.7500                3.3750
  September 30, 1999                  3.5000                3.0625
  December 31, 1999                   3.5000                3.1250

For the Year 2000

    Quarter Ended:

  March 31, 2000                      3.7500                3.7500
  June 30, 2000                       3.0000                3.0000
  September 30, 2000                  3.0000                2.9375
  December 31, 2000                   2.7500                2.4375

     The above OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     The Company had approximately 2,400 holders of record of its common stock as of March 2, 2001. The Company did not pay dividends on its common stock during 1999 and 2000, and no dividends are anticipated in the foreseeable future. Furthermore, the terms of the Company's senior credit facility restrict the Company's ability to pay dividends. In addition, the Company has determined that it will utilize any earnings to expand its business and to reduce its indebtedness, and the payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, operations, capital requirements, financial condition and restrictions in financing arrangements.

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



                                                                      Year Ended December 31,
                                               -----------------------------------------------------------------------
                                                  2000            1999           1998           1997          1996
                                               ------------    -----------    ------------    ----------    ----------
                                                              (in thousands, except per share amounts)

STATEMENTS OF OPERATIONS:
Net sales                                         $41,800        $54,506        $48,619         $44,047       $41,275

Costs and Expenses:
   Cost of goods sold                              35,087         43,589         38,076          34,692        32,415
   Selling, general and administrative              5,881          5,527          5,722           5,470         4,428
expenses
   Management fees                                      -              -              -               -           600
   Interest expense, net                            2,306          2,271          2,299           2,419           996
   Stock distribution costs                             -              -              -               -         1,106
                                               -----------    -----------    -----------     -----------    ----------
     Total costs and expenses                      43,274         51,387         46,097          42,581        39,545
                                               -----------    -----------    -----------     -----------    ----------
     Income (loss) before income taxes
         and extraordinary item                   (1,475)          3,119          2,522           1,466         1,730
Federal income taxes                                (378)          1,081            896             517           588
Extraordinary item (net of income taxes)                -              -            369               -             -
                                               -----------    -----------    -----------     -----------    ----------
     Net income (loss)                            (1,096)          2,038          1,257             949         1,142
Preferred stock dividend and accretion                600            594            129               -             -
-                                               -----------    -----------    -----------     -----------    ----------
     Net income (loss) applicable to common
         Stock                                   $(1,696)         $1,444         $1,128            $949        $1,142
                                               ===========    ===========    ===========     ===========    ==========

BALANCE SHEET DATA:

Total assets                                      $28,783        $30,601        $31,307         $29,481       $28,154
Current liabilities                                 9,798          9,880         10,225          11,856         9,462
Long-term debt, excluding current                  21,869         22,017         23,235          26,011        28,555
installments
Redeemable preferred stock                          6,023          5,927          4,506               -             -
Stockholders' deficit  (1)  (3)                   (8,959)        (7,263)        (6,660)         (8,386)       (9,863)

PER SHARE DATA  (2)

Cash dividends declared per common share                -              -              -               -        $10.62

Net income (loss)  per common share -
   Basic and diluted
     Income (loss) before extraordinary item      $(1.34)          $1.14          $0.81           $0.51         $0.62
     Extraordinary item  (4)                            -              -         (0.20)               -             -
                                               -----------    -----------    -----------     -----------    ----------
     Net income (loss)                            $(1.34)          $1.14          $0.61           $0.51         $0.62
                                               ===========    ===========    ===========     ===========    ==========

Book value per common share                       $(7.06)        $(5.72)        $(3.59)         $(4.52)       $(5.32)

------------
(1) A dividend of $19,701,000 was declared in 1996.

(2) For basic earnings per share, 1,854,692 common shares were outstanding in periods 1996-1998; 1,269,549 shares are outstanding in periods 1999 and 2000.

(3) See Note 4 to the Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion of Zimmerman's financial condition and results of operations should be read in conjunction with the financial statements of Zimmerman and the notes thereto included elsewhere herein.

     The response to this Item incorporates by reference the information under the caption "Certain Relationships and Related Transactions" in Zimmerman's Proxy Statement for the 2001 annual meeting of stockholders.

General

     Zimmerman began operations as a sign manufacturer in 1901. Privately owned until its acquisition by IHC in 1982, Zimmerman was, throughout most of the 1980's, generally regarded as a regional manufacturer of custom signs, which had also established a small amount of national account business.

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

     From 1991 through 1997, Zimmerman's sales grew significantly. This growth was internally generated and resulted from expansion of several customer relationships established in earlier periods, plus the addition of several new large customers. Sales increased 12.1% in 1999, from $48.6 million in 1998 to $54.5 million in 1999. This increase is primarily attributable to continued growth in the automotive industry group, which had sales volume increases from two new customers added in 1998 along with growth in the financial services industry group which had revenue increases from a significant new customer. Sales decreased 23.3% in 2000, from $54.5 million in 1999 to $41.8 million in 2000. This decline is attributable to mergers and acquisitions of several of our large volume customers. As a result of these business mergers, new imaging programs were announced by not yet commenced and demand for the old images declined. New image sales are projected to be strong for 2001.

     In the 1990's, approximately 50% of Zimmerman's sales growth was attributable to the petroleum retailing market. The other half is spread among several retailing groupings, foremost of which are the automotive and financial services groups. Most of Zimmerman's sales have been to United States based customers; however, Zimmerman has sold product to and managed installation for international customers. Sales to customers with headquarters located outside of the United States accounted for less than 1% of total sales in 2000, 1999 and 1998. Since 1994, substantially all international sales have been to financial institutions in Mexico. Management of Zimmerman intends to pursue international opportunities and expand sales of products and services to its domestic customers.

Results of Operations

     The following table sets forth the percentage relationship to net sales of certain statement of operations items for the periods presented.

                                                           Year Ended December 31,
                                                --------------------------------------------
                                                2000               1999                1998
                                                ----               ----                ----
Net sales.................................      100.0%              100.0%             100.0%
Cost of goods sold........................       83.9                80.0               78.3
Selling, general and administrative expenses     14.1                10.1               11.8
Interest expense, net.....................        5.5                 4.2                4.7
                                            -------------       -------------       -------------
       Total costs and expenses...........      103.5                94.3               94.8
Income (loss) before income taxes and
  extraordinary item......................       (3.5)                5.7                5.2
Income taxes..............................       (0.9)                2.0                1.8
Extraordinary item........................        -                   -                  0.8
                                            -------------       -------------       -------------
Net income (loss).........................       (2.6%)               3.7%               2.6%
                                            =============       =============       =============

2000 Compared to 1999

     Net sales for 2000 decreased $12.7 million, or 23.3%, from $54.5 million in 1999 to $41.8 million in 2000. The sales volume decrease was primarily due to new imaging campaignsw that were announced but not yet commenced. Three large petroleum customers and one large automotive customer introduced new images in 2000, reducing the demand for the old image. Production of the new images did not begin in quantity until early 2001.

     Cost of goods sold decreased $8.5 million, or 19.5%, from $43.6 million in 1999 to $35.1 million in 2000. The decrease was primarily a result of the net sales decrease as noted above. As a percentage of net sales, cost of goods sold increased from 80.0% in 1999 to 83.9% in 2000. Costs of goods sold increased as a percentage of net sales in 2000 primarily because of sales mix, higher overhead expenses, and increased costs associated with employee health insurance claims.

     Selling, general and administrative expenses increased $0.4 million, or 6.4%, from $5.5 million in 1999 to $5.9 million in 2000. The increase was primarily a result of higher costs associated with employee health insurance claims, consulting services, and increased sales staff.

     Interest expense remained constant for 1999 and 2000 at $2.3 million. This was primarily because average debt balances throughout 2000 were constant, as were average interest rates. Because of the amendments to the Company's credit facilities described below, interest expense may increase in the coming reporting periods based upon an increase in the average interest rates on the Company's debt.

     Income before income taxes and extraordinary item decreased $4.6 million, from $3.1 million in 1999 to ($1.5) million in 2000. This decrease was primarily the result of the significant decrease in sales volume, explained above, and inventory impairments to reduce net realizable values to $16.2 million.

     Preferred stock dividend and accretion remained unchanged at $0.6 million for 1999 and 2000. Preferred stock dividend and accretion was related to the Company's 8.0% Series A Redeemable Preferred Stock which was issued on September 30, 1998 (the "Series A Preferred Stock"). Because of the amendments to the Company's credit facilities described below, preferred stock dividends will increase in the coming reporting periods based upon an increase in the dividend rate payable on the Company's Series A Preferred Stock.

     The Company's net loss applicable to common shares was ($1.7) million, or ($1.34) per share (basic and diluted) for the year ended December 31, 2000 compared to a net income applicable to common shares of $1.4 million, or $1.14 per share (basic and diluted) in 1999. The decrease is attributable to the decreased sales volume as described above.

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

     Cost of goods sold increased $5.5 million, or 14.4%, from $38.1 million in 1998 to $43.6 million in 1999. The increase was primarily a result of the net sales increase as noted above. As a percentage of net sales, cost of goods sold increased from 78.3% in 1998 to 80.0% in 1999. Manufacturing costs increased as a percentage of net sales in 1999 primarily because of higher overhead expenses related to payroll increases and increased costs related to having an additional plant.

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

     Income before income taxes and extraordinary item increased $0.6 million, or 24.0%, from $2.5 million in 1998 to $3.1 million in 1999. This increase was primarily the result of the significant sales volume increase, explained above, enhanced by the selling, general and administrative expense improvement, also explained above.

     Preferred stock dividend and accretion increased $0.5 million from $0.1 million in 1998 to $0.6 million in 1999. This increase was due to a full year of preferred stock dividend and accretion in 1999 as compared to dividend and accretion only in the fourth quarter of 1998. Preferred stock dividend and accretion was related to the Company's 8.0% Series A Redeemable Preferred Stock which was issued on September 30, 1998.

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

Liquidity; Capital Resources

     Zimmerman's net sales have increased from $23.9 million in 1992 to $41.8 million in 2000. During periods of sales growth, Zimmerman typically experiences increases in accounts receivable, inventories, trade payables and backlog and, as a result, increases its investment in operating working capital (defined as accounts receivable plus inventories, less accounts payable, accrued expenses and customer deposits).

     In 2000, sales decreased by over 23.0%, causing operating working capital to also decrease $2.1 million from $17.6 million in 1999 to $15.5 million in 2000, or 12.0%. This decrease was almost entirely attributable to a reduction in accounts receivable, which decreased $2.4 million due to a decline in sales volume. Customer deposits decreased by $0.4 million in 2000 and accruals decreased by $0.1 million, while inventory increased by $0.1 million

     Zimmerman's backlog, which consists primarily of blanket purchase orders from customers for sign products which the customer has not yet released for shipment to retail locations, increased from $20.2 million at December 31, 1999 to $23.8 million at December 31, 2000. Approximately 7% of backlog consists of orders for sign installation services, while most of the remainder consists of orders for manufactured products covered by blanket purchase orders for which the customer has not yet requested delivery. Zimmerman's customers typically place orders for very large dollar amounts; therefore, backlog statistics can change significantly within short periods of time.

     During 2000, cash flows provided by operating activities were $0.6 million. Zimmerman utilized $0.2 million on capital expenditures, paid $0.4 million in preferred dividends, and made net repayments of $0.5 million of long-term debt. These cash flows from operations and identified cash requirements resulted in cash remaining unchanged at $0.1 million. Decreased accounts receivable was the primary source of cash provided by operating activities.

     The Company's future capital expenditures will relate principally to the acquisition of new machinery and equipment designed to increase productivity and factory efficiency. The Company believes its cash generated from operations and funds available under the senior credit facilities are sufficient for its planned requirements during 2001.

     In 2000, capital projects to expand production capacity resulted in expenditures of $0.2 million, compared with $0.9 million in 1999. At December 31, 2000, there were no material commitments for capital expenditures, although management expects similar or greater projects in the future. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

     During January 1999, the Company purchased 357,143 shares of its common stock from its largest stockholder for consideration consisting of $625,000 in cash and 6,250 shares of the Company's 6% Series C Preferred Stock, which has a liquidation and redemption value of $625,000. Additionally, the Company purchased 228,000 shares of its common stock from an officer of the Company for consideration consisting of $98,000 in cash and 7,000 shares of the Company's 6% Series B Preferred Stock, which has a liquidation and redemption value of $700,000. The Series B and Series C Preferred Stock are subordinate to the Company's Series A Preferred Stock.

     At December 31, 2000, there were 1,269,549 common shares outstanding. Assuming the exercise of all outstanding options and warrants as of December 31, 2000, there would have been 2,308,808 common shares outstanding.

     On September 30, 1998, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the "Senior Agreement") with Comerica Bank-Texas, the Company's senior bank lender, totaling $23.5 million (consisting of a $17.0 million revolving credit facility and $6.5 million of senior term loans) to replace an existing credit facility with a revolving credit line and term loan. The revolving line of credit and term notes are secured by all of the Company's assets, including inventory and accounts receivable.

     Also, on September 30, 1998, the Company entered into a Senior Subordinated Note, Preferred Stock and Warrant Purchase Agreement (the "Subordinated Agreement") with Bank of America Capital Investors and certain members of Company management pursuant to which the Company issued $4.0 million of senior subordinated notes ("Notes") and 52,500 shares of Series A Preferred Stock which has a liquidation and redemption value of $5.25 million and is mandatorily redeemable on September 30, 2006. The Series A Preferred Stock is also redeemable at the option of the Company and if redeemed prior to September 30, 2003, the redemption value would increase between 1% and 5%. In connection with the issuance of the Notes and Series A Preferred Stock, the Company issued warrants representing the right to purchase up to 37% of the Company's common stock (161,880 warrants related to the Notes and 1,036,034 warrants related to the Series A Preferred Stock) at an exercise price of $3.79 per share, the approximate market price of the common stock at the transaction date (the "Warrants"). The carrying values of the Notes and Series A Preferred Stock were reduced to reflect the estimated fair value of the warrants, $0.70 per share, which has been included in additional paid in capital. The Notes and Series A Preferred Stock are being accreted from their current carrying values to their redemption values over the lives of the respective instruments using the interest method.

     On July 31, 2000, the Company amended the Senior Agreement. The terms and conditions of the amended Senior Agreement were substantially the same as the original facility except that the revolving line of credit term was extended to September 30, 2002, and that several definitions and certain financial covenants were modified.

     On September 30, 2000, the Company amended the Subordinated Agreement. The terms and conditions of the amended agreement were substantially the same as the original agreement except that several definitions and certain financial covenants were redefined.

     At December 31, 2000 the Company was not in compliance with certain financial covenants contained in the Senior Agreement and the Subordinated Agreement. As a result, the Company obtained a waiver from its lender and modified those agreements. On April 9, 2001 the Company and its senior bank lender amended certain terms of the Senior Agreement and related finance documents, including certain financial covenants. In addition, the borrowing base under the Senior Agreement was amended to include a component for billings for certain unpaid invoices and a component for outstanding reserve balance against the inventory portion of the borrowing base. Based on current conditions, this amendment has the effect of increasing the borrowing base available under the Senior Agreement.

     On April 13, 2001, the Company also amended the Subordinated Agreement and the Notes, Series A Preferred Stock and the Warrants, amending certain terms of the instruments and certain financial covenants in the Subordinated Agreement governing such instruments. The amendments to the Notes provide that the interest payable on the Notes will increase from 12% to 15% and the Company may defer interest on the Notes that accrues prior to July 1, 2002 and a portion of such interest thereafter. The amendments to the Series A Preferred Stock provide that the dividend rate for the Series A Preferred Stock will increase from 8% to 11% and the Company may defer dividends on the Series A Preferred Stock that accrue prior to July 1, 2002 and a portion of such dividends thereafter. If the Company has achieved a specified cash flow leverage ratio for the two consecutive measurement periods and accrued interest is paid, then the interest rate will be reduced to 12% and the dividend rate on the Series A Preferred Stock will be reduced to 8%.

     In addition, in connection with amending the Company's credit facilities, Bank of America Capital Investors purchased 2,380,952 shares of the Company's common stock at a price per share of $0.84 for a total purchase price of $2,000,000. The price per share was based on an independent appraisal. Proceeds from the stock transaction will be used to reduce the outstanding debt under the Senior Agreement.

     Although there can be no assurance of future compliance with the covenants under its credit facilities, the Company believes that it will be able to comply with all financial covenants for subsequent quarterly measurement periods. Should the Company not be able to comply with these covenants, an event of default could occur under which, in accordance with the terms of one or more of the debt and stock agreements, the lenders under such agreements could require immediate repayment of the loans or notes plus accrued interest. In these circumstances, cross defaults could occur making substantially all of the Company's other long-term debt due. If such debt were to be accelerated, the Company cannot be certain that its assets would be sufficient to repay in full the debt that could be accelerated. If such events were to occur, the Company would seek additional debt or equity financing; however, there can be no assurance that such financing would be available or if available, on terms acceptable to the Company.

     At December 31, 2000, the Company had borrowed $16.2 million under its $17.0 million revolving credit facility. At December 31, 2000, $3.1 million of the $6.5 million senior term loans and $4.0 million of the subordinated term loans were outstanding. Zimmerman believes that its credit facilities will satisfy its planned operational requirements for 2001. The Company has examined and continues to explore alternative capital sources; however, there can be no assurance that any further financing can be obtained on terms acceptable to the Company.


Inflation

     During the periods presented, inflation did not have a material effect on Zimmerman's results of operations. In recent years, the U.S. rate of inflation has been relatively low.

Recent Accounting Pronouncements

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. The Company uses principally floating-rate debt to finance its operations. The debt agreements had interest rate collar agreements that limited the Company's exposure to fluctuating interest rates. The adoption of SFAS No. 133 and SFAS No. 138 are not expected to have a material effect on the financial statements because the Company's only derivative is an interest rate collar agreement (with a fair value of $-0- at December 31, 2000) that expired on March 27, 2001.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on its outstanding debt. At December 31, 2000, the Company has $19.2 million of debt outstanding under its senior credit facilities which, after giving effect to the amendments described above, provide for interest to be charged at the prime rate plus a margin of 0.25% to 1.5% or at a LIBOR rate plus a margin of 2.75% to 4.0%.

     At December 31, 2000, the Company had an interest rate collar agreement through March 27, 2001 that was used to reduce the potential impact of fluctuations in interest rates on floating-rate long-term debt. Based upon the Company's level of outstanding debt, a change of 100 basis points in the interest rate on floating rate long-term debt outside the floor or ceiling rates (6.125% and 8.0%, respectively) contained in the interest rate collar agreement would impact interest expense by approximately $0.2 million. The Company believes that based on its outstanding long-term debt, a change of 100 basis points in the interest rates applicable to its long-term debt would impact interest expense by approximately $0.2 million. The Company believes it has no other instruments subject to any significant interest rate risk, foreign currency exchange risk, commodity price risk or other significant market risk.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DISCLOSURE



                  Index to Financial Statements and Schedule II

                                                                                            Page

Independent Auditors' Report                                                                 16

Balance Sheets as of December 31, 2000 and 1999                                              17

Statements of Operations for the three years ended December 31, 2000                         18

Statements of Stockholders' Deficit for the three years ended December 31, 2000              19

Statements of Cash Flows for the three years ended December 31, 2000                         20

Notes to Financial Statements                                                                21


Schedule
Schedule II - Valuation and Qualifying Accounts for three years ended December 31, 2000      31


                          Independent Auditors' Report


The Board of Directors
Zimmerman Sign Company:


We have audited the accompanying balance sheets of Zimmerman Sign Company as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the financial statements, we also have audited the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zimmerman Sign Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                  /s/ KPMG LLP

Dallas, Texas
February 9, 2001,
   except as to note 4,
   which is as of
   April 13, 2001



                                               ZIMMERMAN SIGN COMPANY
                                                   Balance Sheets
                                             December 31, 2000 and 1999

                                 Assets (note 4)                               2000             1999
                                                                          ---------------   --------------

Current assets:
    Cash                                                                  $       90,776          113,914
    Accounts receivable, net of allowance for doubtful accounts
       of $100,000 in 2000 and 1999 (note 10)                                  7,708,616       10,139,711
    Inventories (note 2)                                                      16,204,716       16,081,386
    Prepaids and other current assets                                            161,737          147,828
    Income taxes receivable                                                      554,335               --
    Deferred tax assets (note 7)                                                 802,779          529,911
                                                                          ---------------   --------------
             Total current assets
                                                                              25,522,959       27,012,750
Property, plant and equipment, net (note 3)                                    3,104,524        3,353,990
Other assets                                                                     155,554          234,140
                                                                          ---------------   --------------
                                                                          $   28,783,037       30,600,880
                                                                          ===============   ==============

                      Liabilities and Stockholders' Deficit

Current
liabilities:

    Current installments of long-term debt (note 4)                       $    1,305,000        1,219,000
    Accounts payable                                                           6,486,854        6,179,551
    Accrued expenses                                                           1,524,190        1,610,358
    Income taxes payable                                                          97,635           81,228
    Customer deposits                                                            384,526          789,452
                                                                          ---------------   --------------
             Total current liabilities
                                                                               9,798,205        9,879,589
                                                                          ---------------   --------------
Deferred tax liability (note 7)
                                                                                  52,568           40,318
Long-term debt, excluding current installments (note 4):
    Bank debt                                                                 17,923,490       18,083,695
    Subordinated notes                                                         3,945,103        3,933,546
                                                                          ---------------   --------------
             Total long-term debt
                                                                              21,868,593       22,017,241
                                                                          ---------------   --------------
Redeemable preferred stock (note 4):
    8% Series A, $.01 par value, redemption value of $5,250,000;
       52,500 shares authorized, issued and outstanding                        4,697,919        4,601,904
    6% Series B, $.01 par value, redemption value of $700,000;
       7,000 shares authorized, issued and outstanding                           700,000          700,000
    6% Series C, $.01 par value, redemption value of $625,000;
       6,250 shares authorized, issued and outstanding                           625,000          625,000
                                                                          ---------------   --------------
             Total redeemable preferred stock
                                                                               6,022,919        5,926,904
                                                                          ---------------   --------------
Stockholders' deficit (notes 4 and 5):
    Common stock, $.01 par value.  15,000,000 shares authorized;
       1,854,692 shares issued; 1,269,549 shares outstanding                      18,547           18,547
    Additional paid-in capital                                                   382,632          478,647
    Accumulated deficit                                                      (7,312,427)      (5,712,366)
    Treasury stock, at cost; 585,143 common shares                           (2,048,000)      (2,048,000)
                                                                          ---------------   --------------
             Total stockholders' deficit
                                                                             (8,959,248)      (7,263,172)
Commitments and contingencies (notes 6 and 11)
                                                                          ---------------   --------------
                                                                          $   28,783,037       30,600,880
                                                                          ===============   ==============

See accompanying notes to financial statements.

                                               ZIMMERMAN SIGN COMPANY
                                              Statements of Operations
                                        Three years ended December 31, 2000

                                                              2000               1999               1998
                                                         ----------------   ----------------   ----------------
Net sales (note 10)                                      $    41,799,844         54,505,527         48,619,408
Cost of goods sold                                            35,087,248         43,588,577         38,075,791
                                                         ----------------   ----------------   ----------------
          Gross profit                                         6,712,596         10,916,950         10,543,617
Selling, general and administrative
    expenses                                                   5,881,069          5,526,772          5,722,514
Interest expense                                               2,306,393          2,271,010          2,298,915
                                                         ----------------   ----------------   ----------------
          Income (loss) before income taxes
             and extraordinary item                          (1,474,866)          3,119,168          2,522,188
Income taxes (note 7)                                          (378,469)          1,081,198            896,027
                                                         ----------------   ----------------   ----------------
          Income (loss) before extraordinary item            (1,096,397)          2,037,970          1,626,161
Extraordinary item - debt restructure (net of
    income tax benefit of $35,120) (note 4)                                                            369,007
                                                                       --                  --
                                                         ----------------   ----------------   ----------------
          Net income (loss)                                  (1,096,397)          2,037,970          1,257,154
Preferred stock dividend and accretion (note 4)                  599,679            593,554            129,003
                                                         ----------------   ----------------   ----------------
          Net income (loss) applicable
             to common stock                             $   (1,696,076)          1,444,416          1,128,151
                                                         ================   ================   ================
Basic and diluted net income (loss) per share:
    Income (loss) before extraordinary item              $        (1.34)               1.14               0.81
    Extraordinary item                                                                                  (0.20)
                                                                       --                  --
                                                         ----------------   ----------------   ----------------

          Net income (loss)                              $        (1.34)               1.14               0.61
                                                         ================   ================   ================


See accompanying notes to financial statements.


                             ZIMMERMAN SIGN COMPANY
                       Statements of Stockholders' Deficit
                       Three years ended December 31, 2000


                                           Common stock
                                     -------------------------- Additional                                      Total
                                      Outstanding                 paid-in     Accumulated      Treasury     stockholders
                                        shares        Amount      capital       deficit          stock         deficit
                                     --------------  ---------- ------------ --------------- -------------- --------------
Balances at December 31, 1997            1,854,692   $  18,547           --      (8,404,951)            --     (8,386,404)
Issuance of warrants (note 4)                   --          --      598,665              --             --        598,665
Net income                                      --          --           --       1,257,154             --      1,257,154
Preferred stock dividend                        --          --           --        (105,000)            --       (105,000)
Accretion of preferred stock
(note 4)                                        --          --      (24,003)             --             --        (24,003)
                                     --------------  ---------- ------------ --------------- -------------- --------------
Balances at December 31, 1998            1,854,692      18,547      574,662      (7,252,797)            --     (6,659,588)
Net income                                      --          --           --       2,037,970             --      2,037,970
Purchase of treasury stock                (585,143)         --           --              --     (2,048,000)    (2,048,000)
Preferred stock dividend                        --          --           --        (497,539)            --       (497,539)
Accretion of preferred stock
(note 4)                                        --          --      (96,015)             --             --        (96,015)
                                     --------------  ---------- ------------ --------------- -------------- --------------
Balances at December 31, 1999            1,269,549      18,547      478,647      (5,712,366)    (2,048,000)    (7,263,172)
Net loss                                        --          --           --      (1,096,397)            --     (1,096,397)
Preferred stock dividend declared
                                                --          --           --        (503,664)            --       (503,664)
Accretion of preferred stock
(note 4)                                        --          --      (96,015)             --             --        (96,015)
                                     --------------  ---------- ------------ --------------- -------------- --------------
                                         1,269,549   $   18,547     382,632      (7,312,427)    (2,048,000)    (8,959,248)
                                     ==============  ========== ============ =============== ============== ==============

See accompanying notes to financial statements.

                                               ZIMMERMAN SIGN COMPANY
                                              Statements of Cash Flows
                                        Three years ended December 31, 2000

                                                                     2000               1999              1998
                                                                ---------------    ---------------   ----------------
Cash flows from operating activities:
    Net income (loss)                                        $      (1,096,397)         2,037,970          1,257,154
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in)
       operating activities:
          Extraordinary item - debt restructure                             --                 --            369,007
          Depreciation and amortization                                570,876            614,745            711,490
          Deferred income taxes                                       (260,618)           152,040            (55,528)
          Changes in operating assets and liabilities:
             Accounts receivable                                     2,431,095             51,287            195,832
             Inventories                                              (123,330)           690,101         (2,176,253)
             Federal income taxes receivable                          (554,335)                --                 --
             Prepaids and other current assets                         (13,909)           163,300           (159,512)
             Customer deposits                                        (404,926)           408,163           (645,545)
             Accounts and income taxes payable and accrued
                expenses                                                87,689           (805,371)           491,007
                                                                ---------------    ---------------   ----------------

                   Net cash provided by (used in)
                      operating activities
                                                                       636,145          3,312,235           (12,348)
                                                                ---------------    ---------------   ----------------

Cash flows used in investing activities - purchases
    of property, plant and equipment                                  (231,268)          (926,316)          (520,438)
                                                                ---------------    ---------------   ----------------

Cash flows from financing activities:
    Dividends paid                                                    (353,810)          (497,539)        (1,105,000)
    Proceeds from revolving line of credit                           3,653,564          2,668,000          4,500,000
    Issuance of subordinated debt and related warrants                      --                 --          4,000,000
    Proceeds from term loans                                           430,000            260,000          5,500,000
    Payments on revolving line of credit                            (2,425,394)        (2,918,000)        (2,150,000)
    Payments on term loans                                          (1,732,375)        (1,187,805)          (194,500)
    Payments on long-term notes                                             --                 --        (14,830,000)
    Issuance of preferred stock and related warrants                        --                 --          5,250,000
    Payments for treasury stock                                             --           (723,000)                --
    Issuance costs related to preferred stock                               --                 --           (250,310)
    Issuance costs related to subordinated debt                             --                 --           (190,743)
                                                                ---------------    ---------------   ----------------
                   Net cash provided by (used in)
                      financing activities
                                                                     (428,015)        (2,398,344)            529,447
                                                                ---------------    ---------------   ----------------
Net decrease in cash                                                  (23,138)           (12,425)            (3,339)
Cash at beginning of year                                              113,914            126,339            129,678
                                                                ---------------    ---------------   ----------------
Cash at end of year                                          $          90,776            113,914            126,339
                                                                ===============    ===============   ================


See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY
                          Notes to Financial Statements
                           December 31, 2000 and 1999

(1)    General Information and Summary of Significant Accounting Policies
       (a)        General Information
              Zimmerman Sign Company (the Company) is a manufacturer of commercial exterior signs with its manufacturing operations located in East Texas. The Company's customers, consisting primarily of petroleum retailers, automotive retailers, general retailers and financial institutions, are principally located in North America.

       (b)        Inventories
              Inventories are recorded at the lower of cost (first-in, first-out) or market (estimated net realizable value).

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

              Property, plant and equipment are depreciated and amortized using the straight-line method over the following estimated useful lives of the respective assets or lease terms, if shorter:

                                                             Estimated life
                                                               (in years)
                                                           -----------------

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

       (e)        Revenue Recognition
              Revenue is recognized when services are performed or upon the shipment of product unless installation is required, in which case revenue is recognized when the installation is complete. Sales returns and allowances are not significant.

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

                             ZIMMERMAN SIGN COMPANY
                    Notes to Financial Statements (Continued)
                           December 31, 2000 and 1999

              and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (g)        Stock Option Plan
              The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price on the date of grant. The Company also provides pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

       (h)        Statements of Cash Flows
              The Company paid $2,274,994, $2,221,608 and $2,321,344 for interest in 2000, 1999 and 1998, respectively. Additionally, the Company paid $359,246, $1,121,865 and $737,210 for income taxes in 2000, 1999 and 1998, respectively. (See note 4 for non-cash financing activities.)

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

              The estimated fair values of the secured revolving line of credit, secured term notes and the subordinated notes approximate their carrying values at December 31, 2000 and 1999.

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

       (l)        Net Income (Loss) Per Share
              Basic earnings (loss) per share is computed by dividing income
              (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted

                             ZIMMERMAN SIGN COMPANY
                    Notes to Financial Statements (Continued)
                           December 31, 2000 and 1999

              earnings per share for 1999 and 1998 reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. Income (loss) applicable to common stock gives effect to preferred stock dividends and accretion of preferred stock for the difference between carrying value and liquidation preference. Shares used in calculating basic and diluted net income (loss) per share are as follows at December 31, 2000, 1999 and 1998:

                                             2000             1999              1998
                                         --------------   --------------    --------------

Weighted-average common
    shares outstanding                     1,269,549        1,269,549         1,854,692
    Dilutive securities - common
      stock options                               --              455             9,546
                                         --------------   --------------    --------------
Weighted-average common and
otentially dilutive shares
    outstanding                            1,269,549        1,270,004         1,864,238
                                         ==============   ==============    ==============

              Stock options and warrants totaling 1,008,338 shares in 2000, 916,059 shares in 1999, and 1,263,714 shares in 1998 were excluded from the 2000 and 1999 net income (loss) per share calculations, respectively, as they were antidilutive. There were no antidilutive options or warrants during 1998.

       (m)        Derivative Financial Instruments
              SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. The Company will adopt SFAS No. 133 and SFAS No. 138 on January 1, 2001. The Company uses principally floating-rate debt to finance its operations. The debt agreements have interest rate collar agreements that limit the Company's exposure to fluctuating interest rates. The adoption of SFAS No. 133 and SFAS No. 138 are not expected to have a material effect on the financial statements because the Company's only derivative is an interest rate collar agreement (with a fair value of $-0- at December 31, 2000) that expires on March 27, 2001.

(2)    Inventories
       A summary of inventories at December 31, 2000 and 1999 follows:

                                              2000               1999
                                         ---------------    ---------------
Raw materials                           $   5,321,001          4,282,948
Work in process                             7,533,928          7,326,518
Finished goods                              4,096,888          4,471,920
Allowance for inventory obsolescence         (747,101)                --
                                         ---------------    ---------------
                                         $  16,204,716         16,081,386
                                         ===============    ===============

                             ZIMMERMAN SIGN COMPANY
                    Notes to Financial Statements (Continued)
                           December 31, 2000 and 1999

(3)      Property, Plant and Equipment
       A summary of property, plant and equipment at December 31, 2000 and 1999 follows:

                                                      2000               1999
                                                 ----------------   ----------------
Land                                             $     262,930            262,930
Building                                             1,587,312          1,587,312
Manufacturing equipment                              2,770,642          2,693,086
Transportation equipment                                87,823             81,890
Leasehold improvements                               2,054,578          1,997,313
Office furniture and equipment                       1,915,429          1,824,915
                                                 ----------------   ----------------
                                                     8,678,714          8,447,446
Less accumulated depreciation and amortization       5,574,190          5,093,456
                                                 ----------------   ----------------
                                                 $   3,104,524          3,353,990
                                                 ================   ================

 (4)   Long-term Debt and Redeemable Preferred Stock
       Long-term debt consists of the following at December 31, 2000 and 1999:

                                                                     2000               1999
                                                                ----------------   ----------------

    Secured revolving line of credit with a bank, due
    September 30, 2002, monthly interest at prime plus
    .25% or LIBOR plus 2.75% (9.12% to 11% and 8.75% to
    8.88% at December 31, 2000 and 1999, respectively)        $    16,153,170         14,925,000

    Secured term notes payable to a bank, due between
    October 1, 2002 and October 1, 2005, monthly payments
    of $108,750 plus interest at prime plus .25% to
    1.5% or LIBOR plus 2.75% to 4.0% (9.12% to 11% and
    8.75% to 8.88% at December 31, 2000 and 1999,
    respectively)                                                   3,075,320          4,377,695

    Subordinated notes, $4,000,000 principal amount, due
    September 30, 2005, interest payable quarterly at12%,
    quarterly payments of principal of $500,000 beginning
    September 30, 2003, net of $54,897 and $66,454 discount
    at December 31, 2000 and 1999, respectively.                    3,945,103          3,933,546
                                                                ----------------   ----------------
                                                                   23,173,593         23,236,241
Less current installments                                           1,305,000          1,219,000
                                                                ----------------   ----------------
                                                              $    21,868,593         22,017,241
                                                                ================   ================

       On September 30, 1998, the Company entered into new credit facilities (Senior Credit Agreement) with its existing lender totaling $23,500,000 (of which $16,153,170 is outstanding on the revolving credit line and $3,075,320 is outstanding on the term notes at December 31, 2000) to replace an existing credit facility.

                             ZIMMERMAN SIGN COMPANY
                    Notes to Financial Statements (Continued)
                           December 31, 2000 and 1999

       Also, on September 30, 1998, the Company entered into a Senior Subordinated Note, Preferred Stock and Warrant Purchase Agreement with Bank of America Capital Investors and certain members of Company management pursuant to which the Company issued $4,000,000 of senior subordinated notes (Notes) and 52,500 shares of 8% Series A Preferred Stock, which has a liquidation and redemption value of $5,250,000 and is mandatorily redeemable on September 30, 2006 (Refinancing Transaction). The Series A Preferred Stock is also redeemable at the option of the Company and if redeemed prior to September 30, 2003, the redemption value would increase between 1% and 5%. In connection with the issuance of the Notes and Series A Preferred Stock, the Company issued warrants representing the right to purchase up to 37% of the Company's common stock (161,880 warrants related to the Notes and 1,036,034 warrants related to the Series A Preferred Stock) at an exercise price of $3.79 per share, the approximate market price of the common stock at the transaction date. The carrying values of the Notes and Series A Preferred Stock were reduced to reflect the estimated fair value of the warrants, $0.70 per share, which has been included in additional paid-in capital. Additionally, Series A Preferred Stock issuance costs of $250,310 were netted against the proceeds received upon issuance and the subordinated debt issuance costs of $190,743 are included in other assets and are being amortized over the term of the related debt. The Notes and Series A Preferred Stock are being accreted from their current carrying values to their redemption values over the lives of the respective instruments using the interest method.

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

       On September 30, 1998, the Company repaid its existing $10,000,000 subordinated loan maturing in 2001. As part of the Refinancing Transaction described above, debt issuance costs of $369,007 (net of related tax effects) associated with the retired borrowings were charged to income as an extraordinary item. These costs were formerly being amortized over the life of the subordinated notes.

       The Senior Credit Agreement and the Subordinated Note Agreement contain certain financial covenant requirements. The Company was not in compliance with certain of the financial covenants at December 31, 2000, and obtained a waiver from the lenders. On April 9, 2001, the Company and its senior bank lender amended certain terms of the Senior Credit Agreement and related finance documents, including certain financial covenants. The revolving line of credit and term notes are secured by all of the Company's assets, including inventory and accounts receivable.

       On April 13, 2001, the Company also amended the Notes, Preferred Stock and the Warrant Purchase Agreements, amending certain terms of the instruments and certain financial covenants in the Subordinated Note Agreement governing such instruments. The amendments to the Subordinated Note Agreement increase the interest payable on the Notes from 12% to 15% and allow the Company to defer payment of interest on the Notes that accrues prior to July 1, 2002 and a portion of such interest thereafter. The amendments to the Preferred Stock increase the dividend rate for the Preferred Stock from 8% to 11% and allow the Company to defer payment of dividends on the Preferred Stock that accrue prior to July 1, 2002 and a portion of such dividends thereafter. If the Company has achieved a specified cash flow leverage ratio for two consecutive measurement

                             ZIMMERMAN SIGN COMPANY
                    Notes to Financial Statements (Continued)
                           December 31, 2000 and 1999

       periods and accrued interest is paid, then the interest rate will be reduced to 12% and the dividend rate on the Preferred Stock will be reduced to 8%.

       In addition, in connection with amending the Company's credit facilities, the Company's subordinated lenders purchased 2,380,952 shares of the Company's common stock at a price per share of $0.84 for a total purchase price of $2,000,000. The price per share was based on an independent appraisal. Proceeds from the sale of common stock were used to repay amounts outstanding under the Senior Credit Agreement. The stock purchase agreement contains covenants that, among others, limit mergers or consolidations, investments and liens. After the common stock purchase, the subordinated lenders own shares of common stock representing 65% of the Company's outstanding common stock.

       Although there can be no assurance of future compliance with the covenants under its credit facilities, the Company believes that it will be able to comply with all financial covenants for subsequent quarterly measurement periods. Should the Company not be able to comply with these covenants, an event of default could occur under which, in accordance with the terms of one of more of the debt and stock agreements, the lenders under such agreements could require immediate repayment of the loans or notes plus accrued interest. In these circumstances, cross defaults could occur making substantially all of the Company's other long-term debt due. If such debt were to be accelerated, the Company cannot be certain that its assets would be sufficient to repay in full the debt that would be accelerated. If such events were to occur, the Company would seek additional debt or equity financing; however, there can be no assurance that such financing would be available, or if available, on terms acceptable to the Company.

       The Company believes that its credit facilities will satisfy its planned operational requirements for 2001. The Company has examined and continues to explore alternative capital sources; however, there can be no assurance that any further financing can be obtained on terms acceptable to the Company.

       The Company has limited involvement with derivative financial instruments and uses them principally to manage well-defined interest rate risks. Interest rate collar agreements are used to reduce the potential impact of fluctuations in interest rates on floating-rate long-term debt. At December 31, 2000, the Company has a one-year (March 27, 2000 to March 27, 2001) interest rate collar agreement for notional amounts aggregating $15,000,000. The agreement entitles the Company to receive or pay the counterparty (a major bank) on a quarterly basis, the amount, if any, by which the Company's interest rates on floating-rate long-term debt exceed a cap rate of 8% or are less than a floor rate of 6.125% (reset quarterly) under the agreement. The net amounts paid by the Company during the years ended December 31, 2000 and 1999 were not material to the financial statements.

       The aggregate maturities of long-term debt are as follows:

     Year ending
     December 31,
-------------------

         2001                               $        1,305,000
         2002                                       16,745,699
         2003                                        1,423,000
         2004                                        2,397,000
         2005                                        1,302,894
                                               -----------------
                                            $       23,173,593
                                               =================

                             ZIMMERMAN SIGN COMPANY
                    Notes to Financial Statements (Continued)
                           December 31, 2000 and 1999

 (5)   Stock Options

       In November 1996, the Company adopted a stock option plan (the Plan) under which 185,000 shares of common stock are reserved for issuance at exercise prices which are equal to the market value of the common stock at the date of grant. The Plan provides for the grant of incentive stock options to employees, officers and directors. During 2000, the Company granted options for 5,000 shares of common stock at $3.31 per share. The Company did not grant options in 1999. During 1998, the Company granted options to acquire 61,800 shares of common stock at $3.79 per share. The options granted during 2000 and 1998 vest over a period of 4 years and expire 5 years after the date of grant, respectively. No options were exercised during 2000, 1999 and 1998. At December 31, 2000, 154,079 options were outstanding at exercise prices ranging from $3.31 per share to $3.79 per share. Of the outstanding options at December 31, 2000, 119,429 options were vested at exercise prices ranging from $3.31 to $3.79.

       The per share weighted-average fair value of stock options granted during 2000 and 1998 was $1.14 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield, 5.10% risk free interest rate, and an expected volatility of 21% over the life of the options.

       The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and basic income (loss) per share for the years ended December 31, 2000, 1999 and 1998 would have changed to the pro forma amounts indicated below:

                                                 2000               1999             1998
                                            ----------------   ---------------  ---------------
Net income (loss):
    As reported                          $  (1,096,397)        2,037,970        1,257,154
    Pro forma                               (1,108,962)        2,026,075        1,247,553

Basic net income (loss) per share:
    As reported                                  (1.34)             1.14              .61
    Pro forma                                    (1.35)             1.13              .60

(6)    Leases
       The Company has noncancelable operating leases, primarily for office and plant facilities in Dallas, Jacksonville and Tyler, Texas, that expire on various dates through 2005. The operating leases contain options at the end of the lease terms to extend the leases at the then fair rental value for a period of up to five years.

       Future minimum lease payments and sublease receipts under operating lease commitments with initial or noncancelable terms in excess of one year, at inception, as of December 31, 2000 follow:

                             ZIMMERMAN SIGN COMPANY
                    Notes to Financial Statements (Continued)
                           December 31, 2000 and 1999

                                                                  Operating
        Year ending                            Operating           sublease
       December 31,                          lease payments        receipts
----------------------------                 ---------------    ---------------
           2001                           $   509,466             23,000
           2002                               401,853             23,000
           2003                               172,261             17,000
           2004                                73,674                 --
    2005 and thereafter                         2,377                 --
                                             ---------------    ---------------
              Total                       $ 1,159,631             63,000
                                          ===============       ===============

       Total rental expense for operating leases was approximately $653,000 in 2000, $711,000 in 1999 and $574,000 in 1998. Total sublease rental income for operating leases was approximately $32,000 in 2000 and $65,000 in 1999 and 1998.

(7)    Income Taxes
       Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before federal income taxes and extraordinary item as a result of the following:

                                                 2000              1999             1998
                                             --------------    --------------   --------------
Computed "expected" tax expense
(benefit)                                 $      (501,454)        1,060,517         857,544
 Nondeductible meals and entertainment
expenses                                            9,297             7,672           5,791
 State income taxes,net of federal
income tax effect                                 104,588            18,779          17,561
Other                                               9,100            (5,770)         15,131
                                             --------------    --------------   --------------
                                          $      (378,469)        1,081,198         896,027
                                             ==============    ==============   ==============

       The components of income tax expense (benefit) for the years ended
December 31, 2000, 1999 and 1998 are as follows:

                                                 2000              1999             1998
                                             --------------    --------------   --------------

Current expense (benefit)                 $      (117,851)          929,158     951,555
Deferred expense (benefit)                       (260,618)          152,040         (55,528)
                                             --------------    --------------   --------------
                                          $      (378,469)        1,081,198         896,027
                                             ==============    ==============   ==============

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2000 and 1999 are presented below:

                             ZIMMERMAN SIGN COMPANY
                    Notes to Financial Statements (Continued)
                           December 31, 2000 and 1999


                                                                 2000               1999
                                                            ---------------    ---------------

Accounts receivable allowance for doubtful accounts      $        34,000             34,000
Inventories, principally due to differences of
inventory capitalization for tax purposes and reserve
for obsolescence                                                 629,617            396,772
Accrued vacation                                                 105,965             99,139
Property,  plant  and  equipment,  principally  due  to
differences in depreciation                                      (52,568)           (40,318)
Other                                                             33,197                 --
                                                            ---------------    ---------------
                                                         $        750,211            489,593
                                                            ===============    ===============

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that realization of some portion or all of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the ability to carry back such deductions, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, the ability to carry back such deductions, and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

(8)    Employee Benefits
       The Company makes payments to a multi-employer retirement plan for certain employees in accordance with the bargaining unit contracts. Under the terms of the union contracts, the Company is obligated to contribute 3% of gross wages paid to covered employees. Total expense paid for employees represented by the bargaining units was approximately $190,000 in 2000, $279,000 in 1999 and $220,000 in 1998.

       In August 1995, the Company began sponsoring a retirement plan in accordance with Section 401(k) of the Internal Revenue Code that allows substantially all employees not covered by collective bargaining agreements to participate. The Company's contribution to the retirement plan is determined based on 50% of each dollar an employee contributes with a maximum of 3% of gross wages per employee. Contributions were approximately $69,000 in 2000, $71,000 in 1999 and $58,000 in 1998.

(9)    Related Party Transactions
       Included in long-term debt is approximately $779,000 of subordinated notes due to certain members of Company management.

(10)   Concentrations of Risk
       The Company has certain customers, primarily in the petroleum retailing and automotive manufacturing industries, which individually account for greater than 10% of net sales in 2000, 1999 and 1998. In 2000, the Company had three such customers accounting for approximately $5,900,000, $5,800,000 and $4,900,000 of net sales. In 1999, the Company had three such customers accounting for approximately $7,800,000, $6,900,000 and $5,200,000 of net sales. In 1998, the Company had three such customers accounting for approximately $7,500,000, $6,000,000 and $5,600,000 of net sales. Additionally, accounts receivable from three customers aggregated greater than 30% of total accounts receivable at December 31, 2000 and none exceeded 10% of total accounts receivable in 1999.

                             ZIMMERMAN SIGN COMPANY
                    Notes to Financial Statements (Continued)
                           December 31, 2000 and 1999

(11)   Contingencies
       The Company is a party to various legal proceedings arising in the ordinary course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome will not have a materially adverse effect on the Company's financial position, results of operations or liquidity.

 (12)  Quarterly Financial Data (Unaudited)
       Quarterly operating results for 2000 and 1999 are summarized as follows:

                                                                      Quarter ended
                2000                         March 31            June 30         September 30      December 31 (a)
-------------------------------------     ----------------   ----------------   ---------------   ---------------

Revenues                              $    12,008,268         11,562,145          11,775,515         6,453,916
                                          ================   ================   ===============   ===============
Net income (loss)                     $        25,741             15,832             298,241        (1,436,211)
                                          ================   ================   ===============   ===============
Net income (loss) applicable to       $      (123,138)          (133,047)            145,200        (1,585,091)
common stock
                                          ================   ================   ===============   ===============
Basic income (loss) per share         $             (0.10)           (0.10)              0.11             (1.25)
                                          ================   ================   ===============   ===============

                                                                       Quarter ended
                 1999                         March 31           June 30         September 30      December 31 (a)
---------------------------------------    ---------------    --------------    ---------------   ---------------

Revenues                                $   12,005,898         13,893,163         14,737,834         13,868,632
                                           ===============    ==============    ===============   ===============
Net income                              $      245,700            469,101            716,146           607,023
                                           ===============    ==============    ===============   ===============
Net income applicable to
    common stock                        $      121,696            297,308            567,267           458,145
                                           ===============    ==============    ===============   ===============
Basic and diluted net income per
    share                               $           0.10             0.23              0.45               0.36
                                           ===============    ==============    ===============   ===============

       (a) During the fourth quarter of 2000, the Company recorded a reserve of $652,000 to reduce inventories to estimated net realizable value.

                                                                     Schedule II

                                               ZIMMERMAN SIGN COMPANY
                                          Valuation and Qualifying Accounts

                                         Three years ended December 31, 2000
                                                                  Additions
                                              Balance at           charged                              Balance at
                                             beginning of       to costs and                              end of
    Allowance for doubtful accounts             period            expenses          Deductions (A)        period
-----------------------------------------   ----------------   ----------------   ------------------------------------
Year ended December 31, 2000             $          100,000                  --                   --          100,000

Year ended December 31, 1999                        100,000              2,672             (2,672)            100,000

Year ended December 31, 1998                        100,000              9,176             (9,176)            100,000



Allowance for inventory obsolescence

Year ended December 31, 2000                              --           747,101                    --          747,101

(A) Write-off of uncollectible accounts.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item is incorporated by reference from the sections entitled "Election of Directors" and "Executive Officers" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders. Information about Executive Officers of the Company is included in Item 1 of
Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item is incorporated by reference from the section entitled "Executive Compensation" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     Information required by this Item is incorporated by reference from the section entitled "Principal Stockholders" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is incorporated by reference from the section entitled "Related Party Transactions" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

(a)(1)   Financial Statements:  See Index to Financial Statements and Schedule II on page 15.
(a)(2)   Financial Statement Schedule:  See Index to Financial Statements and Schedule II on page 15.
(a)(3)   Exhibits:  See Exhibit Index on page 34.
(b)      Reports on Form 8-K:  No report on Form 8-K was filed during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2001.

                                   ZIMMERMAN SIGN COMPANY
                                            (REGISTRANT)


                          By:                /s/ Robert L. Moran
                               -------------------------------------------------
                                               Robert L. Moran
                                     President, Chief Executive Officer

                          By:              /s/ Jeffrey P. Johnson
                               -------------------------------------------------
                                             Jeffrey P. Johnson
                               Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the 13th day of April, 2001.

         Name                                        Title                       Date
/s/           David E. Anderson                      Director, Chairman          April 13, 2001
--------------------------------------------
              David E. Anderson

/s/             Tom E. Boner                         Director, Vice Chairman     April 13, 2001
--------------------------------------------
                Tom E. Boner


/s/            Robert L. Moran                       Director, President and CEO April 13, 2001
--------------------------------------------
               Robert L. Moran

/s/           Andrea P. Joselit                      Director                    April 13, 2001
--------------------------------------------
              Andrea P. Joselit

/s/           Robert F. Perille                      Director                    April 13, 2001
--------------------------------------------
              Robert F. Perille

/s/             Susan Gohman                         Director                    April 13, 2001
--------------------------------------------
                Susan Gohman

                             ZIMMERMAN SIGN COMPANY

                                  EXHIBIT INDEX


Exhibit No.                                             Title

3.1       Amended and Restated Articles of Incorporation of Zimmerman Sign
          Company. (3)

3.2 Amended and Restated Certificate of Designation of Preferred Stock, Series A, amended and restated as of April 13, 2001. (5)

3.3 Amended and Restated Bylaws of Zimmerman Sign Company, amended and restated as of September 29, 1998. (1)

4.1 Distribution Agreement, dated as of November 26, 1996, among Zimmerman and Independence Holding Company. (3)

4.2 Amended and Restated Registration Agreement by and among Zimmerman, Continental Illinois Venture Corporation, MIG Partners VIII and certain shareholders of Zimmerman, dated as of April 13, 2001. (5)

4.3 Amended and Restated Stockholders Agreement by and between Zimmerman and certain shareholders, dated as of April 13, 2001. (5)

10.1 Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 30, 1998, by and between Zimmerman and Comerica Bank-Texas. (1)

10.2 Senior Subordinated Note, Preferred Stock and Warrant Purchase Agreement, dated as of September 30, 1998, by and between Zimmerman, Continental Illinois Venture Corporation, MIG Partners VIII and certain management purchasers. (1)

10.3      Stock Option Plan of Zimmerman, dated as of December 1, 1996. (3)

10.4 Share Option Purchase Agreement, dated as of September 30, 1998, by and between Zimmerman and certain shareholders. (1)

10.5 Purchase Agreement, dated as of September 30, 1998, by and between Zimmerman and David E. Anderson. (1)

10.6 Letter Agreement, dated as of September 30, 1998, by and among Zimmerman and certain shareholders. (1)

10.7 First Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement by and between Zimmerman and Comerica Bank-Texas, dated as of July 31, 2000. (2)

10.8 Amendment No. 1 to Senior Subordinated Note, Preferred Stock and Warrant Purchase Agreement among Zimmerman, Continental Illinois Venture Corporation, MIG Partners VIII and certain management purchasers, dated as of September 30, 2000. (2)

10.9 Second Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, between Zimmerman and Comerica Bank-Texas, dated as of April 9, 2001. (5)

10.10 Third Restated Revolving Credit Note with Zimmerman as Maker and payable to Comerica Bank-Texas in the amount of $17,000,000.00, dated as of April 9, 2001. (5)

10.11 Second Modification Agreement (Cherokee County), dated as of April 9, 2001 made by Zimmerman in connection with the Second Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, between Zimmerman and Comerica Bank-Texas, dated as of April 9, 2001.
          (5)

10.12 Third Modification Agreement (Harrison County), dated as of April 9, 2001 made by Zimmerman in connection with the Second Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, between Zimmerman and Comerica Bank-Texas, dated as of April 9, 2001.
          (5)

10.13 Security Agreement (All Assets), dated as of April 9, 2001 made by Zimmerman in connection with the Second Amendment to the Second Amended and Restated Revolving Credit and Term Loan Agreement, between Zimmerman and Comerica Bank-Texas, dated as of April 9, 2001. (5)

10.14 Amendment No. 2 to Senior Subordinated Note, Preferred Stock and Warrant Purchase Agreement among Zimmerman, Continental Illinois Venture Corporation, MIG Partners VIII and certain management purchasers, dated as of April 13, 2001. (5)

10.15 Form of Stock Purchase Warrant issued by Zimmerman, dated as of April 13, 2001 to replace the Stock Purchase Warrants issued by Zimmerman in connection with the Senior Subordinated Note, Preferred Stock and Warrant Purchase Agreement, dated as of September 30, 1998. (5)

10.16 Form of Senior Subordinated Note issued by Zimmerman, dated as of April 13, 2001 to replace the 12% Senior Subordinated Notes issued by Zimmerman in connection with the Senior Subordinated Note, Preferred Stock and Warrant Purchase Agreement, dated as of September 30, 1998.
          (5)

10.17 Common Stock Purchase Agreement by and among Zimmerman, Continental Illinois Venture Corporation and MIG Partners VIII, dated as of April 13, 2001. (5)

10.18 Form of Agreement of Shareholder (Series A Preferred) by and between Comerica Bank-Texas and Zimmerman's Preferred Stock holders. (5)

10.19 Form of Ratification and Consent by and among Zimmerman, Comerica Bank-Texas and certain of Zimmerman's noteholders. (5)

99.1 Registration Statement on Form 10/A-2 filed by Zimmerman with the Securities and Exchange Commission and declared effective on December 16, 1996. (4)

(1) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Registration Statement on Form 10 (No. 000-21737) and incorporated herein by reference.

(4)  Previously filed (No. 000-21737).

(5)  Filed herewith.