Form 10-Q
period 2001-03-31
ZIMMERMAN SIGN CO
filed 2001-05-15
CIK 1027138

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:    March 31, 2001

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                         Commission file number: 0-21737

                             ZIMMERMAN SIGN COMPANY
             (Exact name of registrant as specified in its charter)

             Texas                                              75-0864498
             -----                                              ----------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)


                              9846 Highway 31 East
                               Tyler, Texas 75705
                    (Address of principal executive offices)

                                 (903) 535-7400
                           (Issuer's telephone number)

                                 Not Applicable
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

 Common Stock, par value $0.01                          3,650,501 shares
------------------------------                          ----------------
   (Class of Common Stock)                      (Outstanding at April 30, 2001)

                             ZIMMERMAN SIGN COMPANY

                                    FORM 10-Q

                                      INDEX


                                                                            Page
PART I - FINANCIAL INFORMATION                                         Number(s)

Item 1.       Unaudited Financial Statements

              Balance Sheets as of March 31, 2001 and December 31, 2000......  1

              Statements of Operations for the three months ended
                  March 31, 2001 and 2000......................................2

              Statements of Cash Flows for the three months ended March 31,
                  2001 and 2000................................................3

              Notes to Financial Statements ...................................4

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations    ..........................7

Item 3.       Quantitative and Qualitative Disclosure about Market Risk.......11

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings..............................................12
Item 2.        Changes in Securities and Use of Proceeds......................12
Item 3.        Defaults Upon Senior Securities................................12
Item 4.        Submission of Matters to a Vote of Security Holders............12
Item 5.        Other Information..............................................12
Item 6.        Exhibits and Reports on Form 8-K...............................12

Signatures        ............................................................13

Exhibit Index     ............................................................14

                             ZIMMERMAN SIGN COMPANY
                                 Balance Sheets
                      March 31, 2001 and December 31, 2000
                                   (Unaudited)
                                                                                  2001                     2000
                                                                            ------------------       -----------------
                                Assets
Current assets:

   Cash                                                                             $10,071                 $90,776
   Accounts receivable, net of allowance for doubtful accounts
     of $100,000                                                                  8,260,523               7,708,616
   Inventories                                                                   15,666,950              16,204,716
   Prepaids and other current assets                                                198,903                 161,737
   Federal income taxes receivable                                                  263,635                 554,335
   Deferred tax assets                                                              827,390                 802,779
                                                                            ------------------       -----------------
                           Total current assets                                  25,227,472              25,522,959
                                                                            ------------------       -----------------
Property, plant and equipment, net                                                3,031,016               3,104,524
Other assets                                                                        135,000                 155,554
                                                                            ------------------       -----------------
                                                                                $28,393,488             $28,783,037
                                                                            ==================       =================
                 Liabilities and Stockholders' Deficit

Current liabilities:
   Current installments of long-term debt                                        $1,305,000              $1,305,000
   Accounts payable                                                               6,386,554               6,486,854
   Accrued expenses                                                               1,716,270               1,524,190
   Income taxes payable                                                             157,069                  97,635
   Customer deposits                                                                469,361                 384,526
                                                                            ------------------       -----------------
                           Total current liabilities                             10,034,254               9,798,205
                                                                            ------------------       -----------------

Deferred tax liability                                                               63,181                  52,568
Long-term debt, excluding current installments:
   Bank debt                                                                     17,405,204              17,923,490
   Subordinated notes                                                             3,947,992               3,945,103
                                                                            ------------------       -----------------
                           Total long-term debt                                  21,353,196              21,868,593
                                                                            ------------------       -----------------

Redeemable preferred stock:
   8% Series A, $.01 par value, redemption value of
   $5,250,000; 52,500 shares authorized, issued and
   outstanding 6% Series B, $.01 par value, redemption value of $700,000;
7,000 shares authorized, issued and outstanding                                     700,000                 700,000
   6% Series C, $.01 par value, redemption value of $625,000;
   6,250 shares authorized, issued and outstanding                                  625,000                 625,000
                                                                            ------------------       -----------------
                           Total redeemable preferred stock                       6,046,921               6,022,919
                                                                            ------------------       -----------------

Stockholders' deficit:
   Common stock, $.01 par value. Authorized 15,000,000 shares; issued
     1,854,692 shares; outstanding 1,269,549 shares                                   18,547                 18,547
   Additional paid in capital                                                        358,629                382,632
   Accumulated deficit                                                           (7,433,240)             (7,312,427)
   Treasury stock, at cost, 585,143 common shares                                (2,048,000)             (2,048,000)
                                                                            ------------------       -----------------
                           Total stockholders' deficit                           (9,104,064)             (8,959,248)
                                                                            ------------------       -----------------
                                                                                 $28,393,488            $28,783,037
                                                                            ==================       =================

See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY
                            Statements of Operations
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                              -------------------------------------
                                                    2001                2000
                                              -----------------    ----------------

Net sales                                         $12,094,759          $12,008,268
Cost of goods sold                                  9,990,377            9,825,597
                                              -----------------    ----------------
  Gross profit                                      2,104,382            2,182,671
Selling, general and administrative
expenses                                            1,367,756            1,553,576
Interest expense, net                                 616,951              570,093
                                              -----------------    ----------------
  Income before income taxes                          119,675               59,002
Income taxes                                           45,436               33,261
                                              -----------------    ----------------
  Net income                                           74,239               25,741
Preferred stock dividends and accretion
                                                      219,054              148,879
                                              -----------------    ----------------
  Net loss applicable to
common stock                                         (144,815)            (123,138)
                                              =================    ================
Basic and diluted net loss
  per common share                                     $(0.11)              $(0.10)
                                              =================    ================

See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY
                            Statements of Cash Flows
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                                          2001                2000
                                                                                     ----------------    ----------------
Cash flows from operating activities:
     Net income                                                                              $ 74,239           $ 25,741
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                          124,609            127,315
       Deferred income tax                                                                     13,998           (154,534)

       Changes in operating assets and liabilities:
         Accounts receivable                                                                 (551,907)           (89,216)
         Inventories                                                                          537,766                754
         Federal income tax receivable                                                        290,700                 --
         Prepaids and other current assets                                                    (37,166)            (7,636)
         Other assets                                                                          20,554             21,132
         Accounts and income taxes payable and accrued expenses                              (201,201)          (304,679)
         Customer deposits                                                                     84,835            686,028
                                                                                     ----------------    ----------------
                  Net cash provided by operating activities                                   468,129            304,905
                                                                                     ----------------    ----------------
Cash flows used in investing activities - purchases of property, plant
     and equipment                                                                            (30,548)          (121,255)
                                                                                     ----------------    ----------------
Cash flows from financing activities:
     Net payments on revolving line of credit                                                (201,408)          (100,000)
     Principal payments on long-term debt                                                    (316,878)           (60,500)
     Dividends paid                                                                                --           (124,875)
                                                                                     ----------------    ----------------
                  Net cash used in financing activities                                      (518,286)          (285,375)
                                                                                     ----------------    ----------------
Net decreases in cash                                                                         (80,705)          (101,725)

Cash at beginning of period                                                                    90,776            113,914
                                                                                     ----------------    ----------------
Cash at end of period                                                                         $10,071            $12,189
                                                                                     ================    ================


See accompanying notes to financial statements.

                             ZIMMERMAN SIGN COMPANY
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying financial statements have been prepared by Zimmerman Sign Company (the "Company"), without audit. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2001 and for the three months ended March 31, 2001 and 2000 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

2.   Long-Term Debt

     Long-term debt consisted of the following at March 31, 2001 and December
31, 2000:

                                                                                       2001                    2000
                                                                                  ---------------        ----------------

         Revolving line of credit with a bank, due September 30, 2002, monthly interest at prime plus .25% or LIBOR plus 2.75%
           (7.81% to 9.45% at March 31, 2001)                                     $15,951,762             $16,153,170

         Secured term notes payable to a bank, due between October 1, 2002, and
           October 1, 2005, monthly payments of $108,750 plus interest at prime plus .25% to 1.5% or LIBOR plus 2.75% to 4.0% (8.25% to 9.12% at
           March 31, 2001)                                                          2,758,442               3,075,320

         Subordinated notes, $4,000,000 principal amount, due September 30,
           2005, interest payable quarterly at 15% (12% for 2000), quarterly payments of principal of $500,000 due beginning September 30, 2003, net of discount of $52,008 at March 31, 2001 and $54,897 at
           December 31, 2000                                                        3,947,992               3,945,103
                                                                                  -------------           -------------
                                                                                   22,658,196              23,173,593

         Less current installments                                                  1,305,000               1,305,000
                                                                                  -------------           -------------
                                                                                  $21,353,196             $21,868,593
                                                                                  =============           =============

     The Senior Agreement and the Subordinated Agreement, each as defined under "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain certain financial covenant requirements. The Company was not in compliance with certain of the financial covenants at December 31, 2000, and obtained a waiver from the lenders. On April 9, 2001, the Company and its senior bank lender amended certain terms of the Senior Agreement and related finance documents, including certain financial covenants. The revolving line of credit and term notes are secured by all of the Company's assets, including inventory and accounts receivable.

     On April 13, 2001, the Company also amended the Notes, Series A Preferred Stock and the Warrants, each as defined under "Management's Discussion and Analysis of Financial Condition and Results of Operations," amending certain terms of the instruments and certain financial covenants in the Subordinated Agreement governing such instruments. The amendments to the Subordinated Agreement increase the interest payable on the Notes from 12% to 15% effective December 16, 2000, and allow the Company to defer payment of interest on the Notes that accrues prior to July 1, 2002 and a portion of such interest thereafter. The amendments to the Series A Preferred Stock increase the dividend rate for the Series A Preferred Stock from 8% to 11% effective December 16, 2000, and allow the Company to defer payment of dividends on the Series A Preferred Stock that accrue prior to July 1, 2002 and a portion of such dividends thereafter. If the Company has achieved a specified cash flow leverage ratio for two consecutive measurement periods and accrued interest is paid, then the interest rate will be reduced to 12% and the dividend rate on the Series A Preferred Stock will be reduced to 8%.

     In addition, in connection with amending the Company's credit facilities, Bank of America Capital Investors purchased 2,380,952 shares of the Company's common stock from the Company at a price per share of $0.84, for a total purchase price of $2,000,000 (the "Purchase"). The associated stock purchase agreement contains covenants that, among other things, limit mergers or consolidations, investments and liens. After the Purchase, Bank of America Capital Investors own shares of common stock representing 65.22% of the Company's outstanding common stock. The Company had 3,650,501 shares of common stock outstanding immediately following the Purchase and common shares outstanding assuming exercise of the outstanding options (including 30,921 options which have not yet been granted) and warrants would be 4,689,760. The price per share was based on an independent appraisal. Proceeds from the Purchase were used to reduce the outstanding debt under the Senior Agreement.

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

     At March 31, 2001, the Company had borrowed $16.0 million under its $17.0 million revolving credit facility. At March 31, 2001, $2.8 million of the $6.5 million senior term loans and $4.0 million of the subordinated term loans were outstanding

3.   Net Loss Per Share

     Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Loss applicable to common stock gives effect to preferred stock dividends and accretion of preferred stock for the difference between carrying value and liquidation preference.

     Shares used in calculating basic and diluted net income (loss) per share are as follows:

                                                                Three Months Ended
                                                                   March 31,

                                                               2001            2000
                                                            -----------    -----------

     Weighted average common shares outstanding               1,269,549      1,269,549
     Dilutive securities - common stock options and               -                -
                                                            -------------- ----------
     warrants
     Weighted average common
         shares outstanding                                   1,269,549      1,269,549
                                                             ==========    ===========

     Stock options and warrants totaling 1,008,338 and 1,003,338 shares were excluded from the three months ended March 31, 2001 and 2000 net loss per share calculations, respectively, as their inclusion would have been antidilutive.


4.   Recent Accounting Pronouncements

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheets and measure those instruments at fair value. It establishes conditions under which a derivative may be designated as a hedge, and establishes standards for reporting changes in the fair value of a derivative. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. The Company uses principally floating-rate debt to finance its operations. The debt agreements had interest rate collar agreements that limited the Company's exposure to fluctuating interest rates. The adoption of SFAS No. 133 and SFAS No 138 did not have a material effect on the financial statements because the Company's only derivative is an interest rate collar agreement (with a fair value of $-0- at December 31, 2000) that expired on March 27, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached unaudited financial statements and notes thereto, and with the Company's Annual Report on Form 10-K for the year ended December 31, 2000, including audited financial statements and notes thereto for the year ended December 31, 2000.

The Company's net sales for the three-month period ended March 31, 2001 increased slightly to $12.1 million from $12.0 million for the same period last year. This increase in net sales is due largely to new images introduced by several customers in both the petroleum and automotive areas that have begun to be shipped in significant quantities.

The Company's gross profit margin for the three months ended March 31, 2001 decreased to 17.4% from 18.2% for the same period in 2000. The decrease is primarily due to higher direct manufacturing costs, including a larger portion of sales related to subcontracted installation efforts which have a lower direct contribution margin, increased costs of factory utilities, overtime related to extended shifts, and to several large health insurance claims for plant personnel.

Selling, general and administrative expenses were $1.4 million or 11.3% of net sales for the quarter ended March 31, 2001 compared to $1.6 million or 12.9% of net sales for the same period in the prior year. The decrease for the three month period is primarily the result of reduced head count, which decreased office payroll and related employment taxes and benefits.

Interest expense increased to $617,000 for the three-month period ended March 31, 2001 from $570,000 for the same period in the prior year. The increase was due primarily to increased interest rates related to the Subordinated Notes, as discussed below.

Income before income taxes increased $61,000 to $120,000 for the three month period ended March 31, 2001 compared to $59,000 for the same period in the prior year. Increased income before income taxes resulted primarily from higher sales volume and lower general and administrative costs, as noted above.

Liquidity and Capital Resources

Operating working capital (defined as accounts receivable plus inventories and federal income taxes receivable, less accounts payable, including accrued expenses, income taxes payable and customer deposits) decreased $512,000 to $15,462,000 at March 31, 2001 from $15,974,000 at December 31, 2000. The decrease in operating working capital resulted from a reduction in inventory, which was partially offset by an increase in accounts receivable, and an increase in accounts payable and accrued expenses. The decrease in inventory resulted from increased sales of slower moving inventory and the increase in accounts receivable corresponds to the billings for such supplies. Net cash of $468,000 was provided by operating activities for the three months ended March 31, 2001 compared to $305,000 for the three months ended March 31, 2000.

Investing activities used $31,000 for the first three months of 2001 as a result of net property and equipment purchases. Financing activities used net cash of $518,000 as a result of net repayments of debt.

There were no significant capital expenditures in the period ending March 31, 2001. The Company's future capital expenditures will relate principally to the acquisition of new machinery and equipment designed to increase productivity and factory efficiency. During fiscal year 2000, capital projects to expand production resulted in expenditures of $0.2 million. Management expects similar or greater projects in the future. The Company believes its cash generated from operations and funds available under the senior credit facilities are sufficient for it's capital expenditures for the year 2001.

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

Also, on September 30, 1998, the Company entered into a Senior Subordinated Note, Preferred Stock and Warrant Purchase Agreement (the "Subordinated Agreement") with Bank of America Capital Investors and certain members of Company management pursuant to which the Company issued $4.0 million of senior subordinated notes (the "Notes") and 52,500 shares of the Company's Series A Preferred Stock (the "Series A Preferred Stock") which has a liquidation and redemption value of $5.25 million and is mandatorily redeemable on September 30, 2006. The Series A Preferred Stock is also redeemable at the option of the Company and if redeemed prior to September 30, 2003, the redemption value would increase between 1% and 5%. In connection with the issuance of the Notes and Series A Preferred Stock, the Company issued warrants representing the right to purchase up to 37% of the Company's common stock (161,880 warrants related to the Notes and 1,036,034 warrants related to the Series A Preferred Stock) at an exercise price of $3.79 per share, the approximate market price of the common stock at the transaction date (the "Warrants"). The carrying values of the Notes and Series A Preferred Stock were reduced to reflect the estimated fair value of the Warrants, $0.70 per share, which has been included in additional paid in capital. The Notes and Series A Preferred Stock are being accreted from their current carrying values to their redemption values over the lives of the respective instruments using the interest method.

On July 31, 2000, the Company amended the Senior Agreement. The terms and conditions of the amended Senior Agreement were substantially the same as the original facility except that the revolving line of credit term was extended to September 30, 2002, and that several definitions and certain financial covenants were modified.

On September 30, 2000, the Company amended the Subordinated Agreement. The terms and conditions of the amended agreement were substantially the same as the original agreement except that several definitions and certain financial covenants were modified.

The Senior Agreement and the Subordinated Agreement contain certain financial covenant requirements. The company was not in compliance with certain of the financial covenants at December 31, 2000, and obtained a waiver from the lenders. On April 9, 2001, the Company and its senior bank lender amended certain terms of the Senior Agreement and related finance documents, including certain financial covenants.

On April 13, 2001, the Company also amended the Notes, Series A Preferred Stock and the Warrants, amending certain terms of the instruments and certain financial covenants in the Subordinated Agreement governing such instruments. The amendments to the Subordinated Agreement increase the interest payable on the Notes from 12% to 15% effective December 16, 2000, and allow the Company to defer payment of interest on the Notes that accrues prior to July 1, 2002 and a portion of such interest thereafter. The amendments to the Series A Preferred Stock increase the dividend rate for the Series A Preferred Stock from 8% to 11% effective December 16, 2000, and allow the Company to defer payment of dividends on the Series A Preferred Stock that accrue prior to July 1, 2002 and a portion of such dividends thereafter. If the Company has achieved a specified cash flow leverage ratio for two consecutive measurement periods and accrued interest is paid, then the interest rate will be reduced to 12% and the dividend rate on the Series A Preferred Stock will be reduced to 8%.

In addition, in connection with amending the Company's credit facilities, Bank of America Capital Investors purchased 2,380,952 shares of the Company's common stock at a price per share of $0.84, for a total purchase price of $2,000,000 (the "Purchase"). The associated stock purchase agreement contains covenants that, among other things, limit mergers or consolidations, investments and liens. After the Purchase, Bank of America Capital Investors own shares of common stock representing 65.22% of the Company's outstanding common stock. The Company had 3,650,501 shares of common stock outstanding immediately following the Purchase and common shares outstanding assuming exercise of the outstanding options (including 30,921 options which have not yet been granted) and warrants would be 4,689,760. The price per share was based on an independent appraisal. Proceeds from the Purchase were used to reduce the outstanding debt under the Senior Agreement.

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

At March 31, 2001, the Company had borrowed $16.0 million under its $17.0 million revolving credit facility. At March 31, 2001, $2.8 million of the $6.5 million senior term loans and $4.0 million of the subordinated term loans were outstanding. The Company believes that its cash flow from operations and available borrowings under its credit facilities will satisfy its planned operational requirements for 2001. The Company has examined and continues to explore alternative capital sources; however, there can be no assurance that any further financing can be obtained on terms acceptable to the Company.

Seasonality

The Company's sales exhibit limited seasonality, with sales in the first quarter generally being the lowest of the four calendar quarters. First quarter sales tend to be relatively lower because of weather constraints which may restrict customers' construction activities and may reduce their sign purchases.

Forward-Looking Information

This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in SEC Filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, the costs for product development and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or development in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's shareholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed is interest rates on its outstanding debt. At March 31, 2001, the Company has $18.7 million of debt outstanding under its senior credit facilities, which provide for interest to be charged at the prime rate plus a margin of 0.25% to 1.5% or at a LIBOR rate plus a margin of 2.75% to 4.0%. Based on the Company's level of outstanding debt, a 100 basis points change in the interest rate would result in a $0.2 million annual change in interest expense.

The Company had an interest rate collar agreement through March 27, 2001, that was used to reduce the potential impact of fluctuations in interest rates on floating-rate long-term debt.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

               None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

               None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unanimous written consent of the holders of the Company's Preferred Stock, Series A was solicited in connection with the adoption of an Amended and Restated Certificate of Designation of Preferred Stock, Series A (the "Amended Certificate"), amending and restating the terms and provisions of the Certificate of Designations of Preferred Stock, Series A, adopted by the Board of Directors of the Company on September 29, 1998.

The Amended Certificate provides, among other things, that (i) the rate at which dividends for Series A Preferred Stock shall be paid or shall accrue (the "Dividend Rate") shall increase from 8% per annum to 11% per annum; provided however that if the Company's cash flow leverage ratio remains below a specified level for a specified period of time, and the Company has paid all accrued dividends, the Dividend Rate will decrease to 8%; (ii) the number of directors to be elected by the holders of Series A Preferred Stock (the "Preferred Stockholders") shall be increased from two to three, (iii) each director of the Company elected by the Preferred Stockholders shall be entitled to cast two votes with respect to any matter submitted to a vote of the Board of Directors of the Company; (iv) at any time during which the Dividend Rate is 11.0%, the Company may defer the payment of all of the dividends to Preferred Stockholders that accrue prior to July 1, 2002, and may defer the payment of a portion of the dividends to Preferred Stockholders that accrue after July 1, 2002 and (v) if an event of noncompliance (as defined in the Amended Certificate) has occurred, the Dividend Rate will immediately increase to 13%, and if such event of noncompliance remains uncured for a period of 180 days, the Dividend Rate shall increase to 15%.

The Amended Certificate was adopted by the unanimous written consent of the Preferred Stockholders on April 12, 2001.

ITEM 5.  OTHER INFORMATION

                             None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      See Exhibit Index on page 14.
(b)      No reports on Form 8-K were filed during the quarter ended
         March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 14, 2001.


                        ZIMMERMAN SIGN COMPANY
                              Registrant



                         /s/Jeffrey P. Johnson
                         Vice President, Chief Financial Officer
                         (Authorized Officer and Principal Financial Officer)

                             ZIMMERMAN SIGN COMPANY

                                  EXHIBIT INDEX


Exhibit No.    Title

3.1            Amended and Restated Articles of Incorporation of Zimmerman Sign
               Company. (3)

3.2 Amended and Restated Certificate of Designation of Preferred Stock, Series A, amended and restated as of April 13, 2001. (5)

3.3            Certificates of Designation of Preferred Stock, Series B and
               Series C. (1)

3.4 Amended and Restated Bylaws of Zimmerman Sign Company, amended and restated as of September 29, 1998. (1)

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

(4)  Previously filed (No. 000-21737).

(5) Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.